Form 10-Q
period 1996-06-30
FOILMARK INC
filed 1996-08-14
CIK 914066

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

          OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ___________

          Commission file number: 0000914066


               FOILMARK, INC.

               State or other jurisdiction of (I.R.S. Employer incorporation or organization Identification No.)

               Delaware 11-3101034

                    FOILMARK,  INC. 40  Melville  Park Road  Melville,  New York
               11747 (516) 694-7773


                    Indicate by check mark whether the  registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                    APPLICABLE  ONLY  TO  REGISTRANTS   INVOLVED  IN  BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

                    Indicate by check mark whether the  registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)







                    Indicate  the  number of shares  outstanding  of each of the
               registrant's   classes  of  common   stock,   as  of  the  latest
               practicable date.

                    Title Outstanding

                    $.01 par value Common Stock 4,141,254



















































                    FOILMARK, INC.

                    INDEX TO FORM 10-Q


                    PAGE




                    INDEX  2 Part  I-Financial  Information  Item  1-  Financial
               Statements Condensed Consolidated Balance Sheets- June 30, 1996 and December 31, 1995 3 Consolidated Statements of Income for the Six (6) months and the three (3) months ended June 30, 1996 and 1995 4 Consolidated Statements of Cash Flows Six (6) months ended June 30, 1996 and 1995 5 Notes to Condensed Consolidated Financial Statements 6 Item 2- Managements Discussion and Analysis of Financial Conditions and Results of Operations 7-9
               Part II- Other Information Item 4-Submission of Matters to Vote of Security Holders 10 Item 6-Other information 10 Signature 11
               (2)

                    [GRAPHIC OMITTED] [GRAPHIC OMITTED] [GRAPHIC OMITTED]



                    FOILMARK,   INC.   AND   SUBSIDIARIES   NOTES  TO  CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1996 AND 1995 (UNAUDITED) 1) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and 1995, the results of operations for the six (6) months ended June 30, 1996 and 1995, and statements of cash flows for the six (6) months ended June 30, 1996 and 1995.

                    Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and independent audit.

                    Classification  of  inventories  as of  June  30,  1996  and
               December 31, 1995 was as follows:



                    June 30, 1996 December 31, 1995 (Unaudited) (Audited)


                    Raw  materials  $  2,443,283  $  1,885,377  Work  in-process
               3,889,125    1,837,471   Finished   goods   6,317,088   7,833,315
               $12,659,496 $11,556,163 (6)


                         ITEM  #2  -   Managements   Discussion   of  Financial
                    Conditions and Result of Operations


                         GENERAL:

                         The  Company  had a net loss after taxes of $40,103 for
                    the six (6) months ended June 30, 1996 compared to net income of $1,118,285 for the comparable 1995 period. This was largely attributable to a decline in hot stamping machinery and foil sales resulting from a softness in the market that began in the third quarter of 1995. The flat demand for foil has resulted in downward pressure on prices which adversely impacted revenues and margins during this period. In addition, included in the first half results is approximately $200,000 in non-recurring relocation costs associated with consolidating the machinery operations in Newburyport. The Companys second quarter pre-tax income was $256,594 as compared to a loss of $316,000 in the first quarter. In the second quarter of 1996, machinery activity increased, and manufacturing efficiencies for foil improved as a result of the new coating equipment placed into service at the end of 1995.

                         Revenues  increased to $10,162,169  and $19,008,712 for
                    the three (3) and six (6) months ended June 30, 1996 up from $9,131,475 and $18,799,465, respectively, for the comparable 1995 periods. However, included in the 1996 revenues is $1,523,739 and $2,272,579 from Imtran-Foilmark for the three
                    (3) and six (6) months ended June 30, 1996. Imtran was acquired in August 1995 and was not included in the comparable 1995 three (3) and six (6) month results.

                         The  consolidation  of the two machinery  companies was
                    completed on June 15, 1996. Certain duplications of factory overhead, selling and administrative expenses that are included in the first six (6) months of 1996 have now been eliminated, and will not occur in the second half of 1996.

                         NET SALES:

                         Net sales for the six (6) months  ended  June 30,  1996
                    increased 1.1% to $19,008,712  from  $18,799,465 for the six
                    (6) months ended June 30, 1995. For the three (3) months ended June 30, 1996, net sales increased by $1,030,694 to $10,162,169 an 11.3% increase over the comparable 1995. Included in the 1996 total sales was $1,523,739 and $2,272,579 from Imtran-Foilmark that was acquired in August 1995 and was not included in the 1995 comparable second quarter and six (6) months. Excluding Imtran from 1996, sales would have declined 5.7% and 11.0% for the three (3) and six (6) months ended June 30, 1996.

                         Contributing to the lower sales was the flat market for
                    machinery that began in the third quarter of 1995 continuing through the balance of 1995 and all of the first quarter of 1996. While machinery sales increased in the second quarter of 1996 over the first quarter, the improvement was not sufficient to make up the difference of the lower first quarter.

                         Foil  sales   continued   to  show   weakness   due  to
                    competitive pressures, declining by 3% for the six (6) months ended June 30, 1996 from the comparable 1995 period. However, the 1996 second quarter foils sales improved increasing 2.4% over the 1996 first quarter.

                         GROSS PROFIT:

                         Gross profit declined $880,415 or 14.6% for the six (6)
                    months ended June 30, 1996 versus the comparable 1995 period. Gross profit as a percentage of net sales declined from 32.0% in 1995 to 27.0% in the six (6) months ended June 30, 1996. The decline in gross profit


                         (7)





                         was  mainly   attributable   to  the  flat  market  for
                    machinery sales and higher production costs. Further, competitive pressures due to temporary over capacity forced pricing for both machinery and foil product lines to be reduced in order to maintain market share. Also, the foil manufacturing subsidiary experienced manufacturing difficulties as a result of the start-up of new production equipment placed into service at the end of 1995 and the delay in receipt of certain production machinery. This affected overall manufacturing efficiencies causing the decline in gross profit.

                         For the three (3)  months  ended  June 30,  1996  gross
                    profit margin declined to 28.4% from 33% from the three (3) months ended June 30, 1995, but improved as compared to the 1996 first quarter gross profit margin of 27.0%.

                         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

                         Selling,  general and administrative expenses increased
                    by $959,937 and $583,371 , respectively for the six (6) and three (3) months ended June 30, 1996 compared to similar 1995 periods. Approximately $773,000 and approximately $318,000 of these increases were attributable to the inclusion of Imtran-Foilmark which was acquired in August 1995 and therefore not included in the comparable 1995 period. The balance of the increase was due to increased amortization costs in connection with the Imtran acquisition and costs associated with the relocation of the Norwood facility to Newburyport.

                         INCOME FROM OPERATIONS:

                         Income  from  operations  for the six (6) months  ended
                    June 30, 1996 declined by 86.6% to a profit of $283,913 versus $2,124,265 for the six (6) months ended June 30, 1995, respectively. For the three (3) months ended June 30, 1996 income from operations declined by 61.3% to $462,163 from $1,193,995 for the three (3) months ended June 30, 1995.

                         The  principal  reasons  for the decline in income from
                    operations was a decrease in machinery and foil sales combined with a 14.6% reduction in gross profits due to higher production costs, and an increase in selling, general and administrative expenses. Weak demand produced downward pressure on prices which also adversely impacted revenues and margins.

                         INTEREST EXPENSE:

                         Interest expense  increased to $384,703 for the six (6)
                    months ended June 30, 1996 compared to $224,602 for the comparable 1995 period. Interest expense increased due to the use of various bank loans finalized in June, 1995 to fund the expansion projects at the Companys Newburyport and Norwood, Massachusetts facilities, to acquire Imtran in August 1995, and to provide working capital.

                         PROVISION FOR INCOME TAXES:

                         The  Company has  recorded a recovery  of income  taxes
                    (income tax benefit) of $19,900 for the six (6) months ended June 30, 1996 on a pretax loss of $60,003. For the three (3) months ended June 30, 1996, the Company recorded a provision for faxes of $113,100 on pretax income of $256,594. The effective tax rates uses was 44.0%.

                         NET INCOME (LOSS):

                         The Company  experienced  a net loss of $40,103 for the
                    six (6) months ended June 30, 1996 compared to a net profit of $1,118,285 for the comparable 1995 period. The net loss was attributable to lower sales, decreased gross profit, increased amortization costs attributable to the acquisition of Imtran and $200,000 in non-recurring relocation costs associated with consolidating the machinery operations in Newburyport,.

                         (8)



                         For the three  (3)  months  ended  June 30,  1996,  the
                    Company had a net income of $143,494 compared to net income of $594,377 for the three (3) months ended June 30, 1995. The improvement between the first and second 1996 quarters reflects an improvement in both sales and gross profits in the machinery and foil product lines.

                         LIQUIDITY AND CAPITAL RESOURCES:

                         As of June 30, 1996, the Company had working capital of
                    $11,844,000  compared to  $11,767,000  at June 1995. The net increase in working capital was due to an increase in accounts receivable and inventory offset by an increase in current maturities of long-term debt, accounts payable and accrued expenses.  The Company has a firm  commitment  from its
                    bankers to restructure two mortgages, one which matures in October 1996, and the other January 2000 to one fifteen (15) year mortgage. When completed working capital will increase by $.3 million.

                         As of June 30, 1996 the Company had available under its
                    revolving credit facility $975,000 for working capital purposes. The Company expects that cash from operations and existing credit facilities will be sufficient to meet its operating needs for 1996.

                         Capital  expenditures for the six (6) months ended June
                    30, 1996 amounted to $1,813,356  compared to $1,493,946  for the comparable 1995 period. The 1996 capital expenditures were incurred in connection with the expansion of building and equipment at Newburyport and the relocation of
                    facilities  from  Norwood  to  Newburyport.   The  Companys
                    expansion and relocation was substantially complete at June 30, 1996.
































                         (9)




                         Part II. Other Information

                         Item 1. Legal Proceedings

                         None

                    Item 4 Submission of Matters to Vote of Security Holders

                    On May 17,  1996,  the  Company  held its Annual  Meeting of
               Shareholders,Raymond P. Downey, Joseph E. Levangie and Kenneth R. Harris were elected to be the Directors of the Company for three
               (3) year terms expiring in 1999. Set forth below are the results of each matter voted upon at the Annual Meeting.

                         1. Election of Directors:

                         For Withheld

                         (a) Raymond P. Downey 2,869,607 55,150 (b) Joseph E. Levangie 2,870,607 55,150 (c) Kenneth R. Harris 2,870,607
                    55,150

                         2. Ratification of the appointment of KPMG Peat Marwick
                    as the Companys independent public accounts for the Company for the year ending December 31, 1996.

                         For Against Abstentions Broker Non-Votes

                         2,899,027 19,100 7,630





                         Item 6. Exhibits and Reports on Form 8-K

                         1. No reports  on Form 8-K have been  filed  during the
                    quarter ended June 30, 1996

















                         (10)







                         Pursuant to the requirements of the Securities Exchange
                    Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. FOILMARK, INC.



                         By:_S/                                           Philip
                    Leibel____________________________________________________
                    Philip Leibel Vice President-Finance (Chief Financial & Accounting Officer)

                         Date: August 14, 1996

                         By:_              S/              Frank              J.
                    Olsen________________________________________________      _
                    Frank J. Olsen, Jr. President and Chief Executive Officer

                         Date: August 14, 1996































                         (11)