Form 10-Q/A
period 1996-06-30
FOILMARK INC
filed 1996-10-23
CIK 914066

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                         119,570
[SECURITIES]                                         0
[RECEIVABLES]                                6,843,977
[ALLOWANCES]                                   360,000
[INVENTORY]                                 12,659,496
[CURRENT-ASSETS]                            20,254,779
[PP&E]                                      20,732,620
[DEPRECIATION]                               8,059,033
[TOTAL-ASSETS]                              39,526,757
[CURRENT-LIABILITIES]                        8,411,074
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        41,412
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                39,526,757
[SALES]                                     19,008,712
[TOTAL-REVENUES]                            19,049,499
[CGS]                                       13,873,975
[TOTAL-COSTS]                                4,850,824
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             384,703
[INCOME-PRETAX]                               (60,003)
[INCOME-TAX]                                  (19,900)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (79,903)
[EPS-PRIMARY]                                    (.01)
[EPS-DILUTED]                                        0