Form 10-Q
period 1996-09-30
FOILMARK INC
filed 1996-11-12
CIK 914066

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0000914066


                                     FOILMARK, INC.
                      (Exact name of Registrant as specified in its charter)

Delaware                                                     11-3101034
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5 Malcolm Hoyt Drive
Newburyport, MA  01950
(Address of principal executive offices)  (Zip code)

                                        (508) 462-7300
                     (Registrant's telephone number including area code)

                                      40 Melville Park Road
                                      Melville, New York 11747
      (If former address, and former fiscal year, if changed since last report)

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

$.01 par value Common Stock                                  4,144,254

Part I.  Financial Information

Item 1.  Financial Statements
[GRAPHIC OMITTED]

[GRAPHIC OMITTED]

[GRAPHIC OMITTED]




                                             FOILMARK, INC. AND SUBSIDAIRIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)








1) In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and 1995, the results of operations for the nine (9) months ended September 30, 1996 and 1995, and statements of cash flows for the nine (9) months ended September 30, 1996 and 1995.

           Results for an interim period are not necessarily indicative of results for the entire year and such results are subject to year end adjustments and independent audit.

 Classification of inventories as of September 30, 1996 and December 31, 1995 was as follows:

                                   September 30, 1996        December 31, 1995
                                      (Unaudited)


      Raw materials                     $ 2,833,739                $ 1,885,377

      Work in-process                     4,390,298                  1,837,471

      Finished goods                      6,079,897                  7,833,315
                                          ---------                  ---------
                                        $13,303,934                $11,556,163
                                        ===========                ===========





          See accompanying notes to condensed consolidated financial statements.
                                       (6)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


GENERAL:

         The Company had net income of $30,142 for the nine (9) months ended September 30, 1996, and $70,249 for the three (3) months ended September 30, 1996. Financial results for the nine (9) months were adversely impacted by approximately $200,000 in costs associated with the consolidation of the Company's machinery manufacturing operation into its Foilmark-Imtran facility in Newburyport, MA. Although the relocation was completed during June 1996, production delays of manufactured parts resulting from the move and loss of personnel not immediately replaced, curtailed machinery shipments for all of the third quarter.

         Additionally, the delay in delivery of Foilmark's state-of-the-art metalizer and continuing difficulties in integrating new higher speed manufacturing equipment, adversely impacted foil sales and margins in the third quarter and for the nine (9) months.

         Revenues increased to $9,564,222 and $28,572,934 for the three (3) and nine (9) months ended September 30, 1996 up from $8,813,358 and $27,612,823 for the comparable 1995 periods.

         Machinery backlog including the contract to supply China North Industries Corp. with equipment and technology to manufacture, convert and apply hot stamping foils and holographic products previously announced in July, exceeds $5 million, a 100% increase over the 1995 backlog.

NET SALES:

         Net sales for the nine (9) months ended September 30, 1996 increased 3.5% to $28,572,934 from $27,612,823 for the nine (9) months ended September 30, 1995. For the three (3) months ended September 30, 1996, net sales increased by $750,864 an 8.5% increase over the comparable 1995 period. Included in the 1996 nine (9) and three (3) month sales are $3,455,000 and $1,183,000 respectively from the Company's Imtran division acquired in August 1995, as compared with $639,000 for the three (3) and nine (9) months periods ended September 30, 1995.

         Demand for foil products strengthened in the third quarter compared to the prior six (6) months and increased 2.1% for the nine (9) months ended September 30, 1996 compared to the September 30, 1995 period.

         Machinery sales as a result of the Imtran acquisition increased 5.6% for the nine (9) months ended September 30, 1996 compared to the nine (9) months ended September 30, 1996. As a result of production delays associated with the consolidation of the Company's machinery manufacturing operation into its Foilmark-Imtran facility in Newburyport, MA, machinery sales for the three (3) months ended September 30, 1996 were approximately the same as the three (3) months ended September 30, 1995.

GROSS PROFIT:

         Gross profit declined $202,374 or 7.3% for the three (3) months ended September 30, 1996 versus the comparable 1995 period. For the nine (9) months ended September 30, 1996 gross profit declined by $439,606 or 5.4% compared to the nine (9) months ended September 30, 1995. Gross profit as a percentage of net sales declined from 29.6% in 1995 to 27.07% for the nine (9) months ended September 30, 1996.

         Gross profit was adversely impacted by costs approximating $200,000 in connection with the relocation of the machinery manufacturing facilities from Norwood to Newburyport, MA. Although the relocation was completed in June 1996, delays in the receipt of manufactured parts resulted in increased costs, decreased efficiency and lower margins. Additionally, the delay in delivery of the metalizer and continued difficulties in integrating new higher speed manufacturing equipment resulted in lower margins for the Company's foil products in the third quarter and for the nine (9) months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

         Selling, general and administrative expenses increased by $1,784,819 and $292,921 respectively for the nine (9) and three (3) months ended September 30, 1996 compared to similar 1995 periods. Approximately $1,200,000 and $125,000 of these increases were attributable to the acquisition of Imtran in August 1995 and therefore not included for most of the comparable 1995 period. The balance of the increase was due to increased amortization costs in connection with the Imtran acquisition and costs associated with the relocation of the Norwood facility to Newburyport.

INCOME FROM OPERATIONS:

         Income from Operations for the nine (9) months ended September 30, 1996 declined by 77% to $665,248 compared with $2,889,973 for the nine (9) months ended September 30, 1995. For the three (3) months ended September 30, 1996 income from operations declined by 56.5% to $381,335 from $876,630 for the three
(3) months ended September 30, 1995.

         The primary reason for the decline in income from operations were a 5.4% reduction in gross profit on sales due to lower margins and a 30% increase in selling, general and administrative expenses partially due to the Imtran acquisition without a corresponding increase in sales.

INTEREST EXPENSE:

         Interest expense increased to $676,539 for the nine (9) months ended September 30, 1996 compared to $314,527 for the comparable 1995 period.

         Interest expense increased due to additional bank loans the proceeds of which were used to fund the 1995 expansion projects at the Company's Massachusetts facilities, to acquire Imtran in August 1995 and to provide working capital.

PROVISION FOR INCOME TAXES:

         Provision for income taxes for the nine (9) months ended September 30, 1996 declined to $21,000 from $1,110,900 for the nine (9) months ended September 30, 1995 as a result of a 98% decline income before taxes. The effective tax rate for both 1996 and 1995 was 41.0%.

NET INCOME:

         The Company had net income of $30,142 for the nine (9) months ended September 30,1 996 compared to $1,598,609 for the comparable 1995 period. The 98% decline in net income was due to a decline in gross profit, increased amortization costs associated with the Imtran acquisition, and $200,000 in additional operating costs incurred in connection with consolidating machinery operations in Newburyport.

         For the three (3) months ended September 30, 1996, the Company had net income of $70,245 compared to $480,324 for the three (3) months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES:

         As of September 30, 1996, the Company had working capital of $12,233,506 compared to $12,932,604 at September 30, 1995 due to an increase of $1,556,603 in current maturities of long term debt. Included in this increase is the final payment on a ten (10) year mortgage of $806,627 which matured October 1, 1996. The bank has agreed to extend payment to November 30, 1996. The Company anticipates that prior to November 30, 1996 it will refinance the foregoing mortgage and another mortgage which is due in January 2000. The new debt will have a fifteen (15) year term and after payment of the existing mortgage and will provide the Company approximately $300,000 in additional working capital.

         As of September 30, 1996, the Company had available under its revolving credit facility $623,612 for working capital purposes. The Company expects that cash from operations and existing credit facilities will be sufficient to meet its operating needs for 1996.

         Capital expenditures for the nine (9) months ended September 30, 1996 amounted to $2,153,413 compared to $2,706,964 for the comparable 1995 period. The 1996 capital expenditures were incurred in connection with the expansion of the building and the acquisition equipment at Newburyport and the relocation of facilities from Norwood to Newburyport. The Company's expansion and relocation was substantially complete at September 30, 1996.


































                                            PART II

Item 1  Legal Proceedings

         As set forth in Item 3 of the Company's Report on Form 10-K dated March 22, 1996, the Company is a defendant in a series of lawsuits arising out of a motor vehicle accident involving a motor vehicle leased by the Company and one of it subsidiaries, and operated by an employee of the subsidiary. During the quarter ended September 30, 1996, the Company settled with one of the plaintiffs within the policy limits.

Item 4  Submission of Matters to Vote of Security Holders

         On May 17, 1996, the Company held it Annual Meeting of Shareholders, Raymond P. Downey, Joseph E. Levangie and Kenneth R. Harris were elected to be the Directors of the Company for three (3) year terms expiring in 1999. Set forth below are the results of each matter voted upon at the Annual Meeting.

         1.       Election of Directors:

                                                   For               Withheld

                  (a) Raymond P. Downey              2,869,607         55,150
                                                     ---------         ------
                  (b) Joseph E. Levangie             2,870,607         55,150
                                                     ---------         ------
                  (c) Kenneth R. Harris              2,870,607         55,150
                                                     ---------         ------

         2. Ratification of the appointment of KPMG Peat Marwick as the Company's independent public accounts for the Company for the year ending December 31, 1996.

         For                        Against Abstentions        Broker-Non-Votes

         2,899,027                  19,100     7,630



Item 5  Other Information

         In July 1996, Joseph E. Levangie resigned as a Director of the Company effective on the election of his successor. On October 30, 1996 Richard Daly, President of Alpine Management Company, accepted his election as, and became, a Director.

Item 6  Exhibits and Reports on Form 8-K

         1. No reports on form 8-K have been filed during the quarter ended September 30, 1996.











                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOILMARK, INC.

November 8, 1996           By:___________________________________________
Date                       Philip Leibel, Vice President-Finance
                           (Chief Financial & Accounting Officer)



November 8, 1996           By:___________________________________________
Date                       Frank J. Olsen, Jr., President and Chief
                           Executive Officer