Form 10-Q/A
period 1996-06-30
FOILMARK INC
filed 1997-01-08
CIK 914066

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--

For the quarterly period ended June 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0000914066


                                 FOILMARK, INC.

State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                        Identification No.)

FOILMARK, INC.                              11-3101034
40 Melville Park Road
Melville, New York 11747
(516) 694-7773


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              FOILMARK, INC.
                                                              (Registrant)


Date:  12/30/96                                      s/Frank J. Olsen, Jr.
                                                        Frank J. Olsen, Jr.
                                                        President and
                                                        Chief Executive Officer



Date:  12/30/96                                      s/Philip Leibel
                                                        Philip Leibel
                                                        Vice President - Finance
                                                        (Chief Financial &
                                                           Accounting Officer)



[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                         119,570
[SECURITIES]                                         0
[RECEIVABLES]                                6,843,977
[ALLOWANCES]                                 (360,000)
[INVENTORY]                                 12,659,496
[CURRENT-ASSETS]                            20,254,799
[PP&E]                                      20,732,620
[DEPRECIATION]                             (8,059,033)
[TOTAL-ASSETS]                              39,526,757
[CURRENT-LIABILITIES]                        8,411,074
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        41,412
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                39,526,757
[SALES]                                     19,008,712
[TOTAL-REVENUES]                            19,008,712
[CGS]                                       13,873,975
[TOTAL-COSTS]                                4,850,824
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             384,703
[INCOME-PRETAX]                               (60,003)
[INCOME-TAX]                                  (19,900)
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (79,903)
[EPS-PRIMARY]                                   (0.01)
[EPS-DILUTED]                                        0