Form 10-Q/A
period 1996-09-30
FOILMARK INC
filed 1997-01-23
CIK 914066

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--

For the quarterly period ended September 30, 1996

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

                                                              FOILMARK, INC.
                                                              (Registrant)


Date:  01/22/97                                      s/Frank J. Olsen, Jr.
                                                        Frank J. Olsen, Jr.
                                                        President and
                                                        Chief Executive Officer



Date:  01/22/97                                      s/Philip Leibel
                                                        Philip Leibel
                                                        Vice President - Finance
                                                        (Chief Financial &
                                                           Accounting Officer)




[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                          160355
[SECURITIES]                                         0
[RECEIVABLES]                                  7259870
[ALLOWANCES]                                    412000
[INVENTORY]                                   13303934
[CURRENT-ASSETS]                              21406019
[PP&E]                                        21072677
[DEPRECIATION]                                 8398845
[TOTAL-ASSETS]                                40512832
[CURRENT-LIABILITIES]                          9172513
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         41443
[OTHER-SE]                                    19260919
[TOTAL-LIABILITY-AND-EQUITY]                  40512832
[SALES]                                       28572934
[TOTAL-REVENUES]                              28572934
[CGS]                                         20850200
[TOTAL-COSTS]                                 20850200
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              676539
[INCOME-PRETAX]                                  51142
[INCOME-TAX]                                     21000
[INCOME-CONTINUING]                              30142
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     30142
[EPS-PRIMARY]                                      .01
[EPS-DILUTED]                                      .01