Form 10-K
period 1996-12-31
FOILMARK INC
filed 1997-04-14
CIK 914066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE
___
     ACT OF 1934

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________.

                         Commission File Number 0-24234

                   For the fiscal year ended December 31, 1996

                                 FOILMARK, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                               11-3101034
(State or other jurisdiction of incorporation)            (IRS Employer
                                                        Identification No.)

             5 Malcolm Hoyt Drive, Newburyport, Massachusetts 01950
                    (Address of principal executive officers)

Registrant's telephone number, including area code  (508) 462-7300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing for the past 90 days.
                              Yes  X       No __

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was $5,164,827.

The number of shares of all classes of the registrant's common stock at March 31, 1997: 4,158,207.


                        Exhibit Index     Number of
                        Located on        Pages Comprising
                        Page 23           This Report 77

Item 1. BUSINESS

General

      The Company is one of only two U.S. manufacturers of all components used in the hot stamping process: machinery, foils, tooling, and dies. Hot stamping is a dry process for marking, labeling and decorating products that uses heat and pressure to apply a design or lettering to a flat, contoured or cylindrical shaped surface. A foil consists of a plastic backing with a fine metallized or pigmented coating on one side. The coating may consist of a single color, such as metallized gold used for embossed lettering, or may include complex designs, including trademarks and holographic (or diffractive) designs. The coated side of the foil is placed against the surface to be stamped, and a die is pressed against the other side to affix the design and, if desired, to give texture to the design. The process requires a stamping press, stamping die or roller, tooling for supporting or locating the part to be marked or decorated, and stamping foil. Hot stamping foil varies from bright metallic and pigment colors through printed designs such as wood-grains, multi-color transfers, diffraction patterns and holograms. The foils can be applied with stamping machinery to a wide variety of products to decorate, to label, or to increase their eye appeal at point of sale. Such products include greeting cards, hardback and paperback book covers, wine labels, cosmetic and other paper and plastic packaging, household appliances and electronics, plastic housewares, automotive components, medical devices, credit cards and sporting goods.

      Foils are manufactured by the Company's subsidiary, Foilmark Manufacturing Corporation ("FMC"), which also produces holographic (i.e., three-dimensional effect) hot stamping foils and embossed polypropylene film for packaging. Kensol-Olsenmark, Inc. another subsidiary of the Company, marketed as KF Systems (Kensol-Franklin) manufactures hot stamp application machinery, including vertical presses, roll-on presses and specialized machines targeted at the label and credit card industries, as well as custom designed and built hot stamping systems for specific purposes. Dies and tooling are manufactured by the Kensol Tool and Die Division of Kensol-Olsenmark, Inc. The Company's foils, tools and dies can be used on Kensol-Franklin machines as well as on machines produced by other manufacturers.

      In August 1995 the Company acquired substantially all of the assets of Imtran Industries, Inc., a manufacturer of pad printing and silk screening equipment and related supplies. Pad printing is a marking and an enhancement process in which ink decoration is applied to products and packaging. There are two basic methods of printing and decorating, the wet marking method and the dry method of hot stamping. The pad printing method of product identification is used extensively in the medical device, sporting goods and appliance industries.

      The Company's (i) foils and (ii) machinery, tooling and dies accounted for approximately 62% and 38%, respectively, of its net sales for the fiscal year ended December 31, 1996.

History

      Kensol-Olsenmark, Inc. was established in New York in 1924 and manufactured marking devices and indelible inks for the laundry, fur and shirt industries, as well as hot stamping machinery. After World War II, the Company took advantage of the tremendous growth in the plastic's industry by marketing plastic decorating equipment and supplies. In 1977, FMC was incorporated as a separate company to manufacture hot stamping foil. The Company began making dies and related tooling in June 1991.

      In 1992, the Company acquired a foil stamping machinery manufacturer, Franklin Manufacturing Corporation, which increased the Company's annual machinery sales by 136% in that year as compared to the prior year. The acquisition enabled the Company to produce specialized machines targeted at the label and credit card industries. In December 1992, the Company entered into a joint venture with Arrow Coated Products Limited, an Indian corporation, in order to expand its sales of hot stamping foil in the Far East. To date the joint venture revenues are minimal. Also in 1992, F.M.F. Properties, Inc. (a corporation holding the Melville real property) merged into Kensol-Olsenmark, Inc., and Foil Properties (a partnership holding the Newburyport real and personal property) merged into Foilmark Manufacturing Corporation.

      The Company opened an office in China in July 1994 in order to expand its sales into the growing markets for hot stamping foil in China. To date no significant sales have been generated, although the office was instrumental in obtaining a $560,000 contract with China Banknote for producing debit cards. The contract was completed in February 1996.

      In November 1994, Foilmark Holographics, Inc. ("FHI"), a subsidiary of FMC, repurchased the shares of FHI held by Graham Ridout and Roger Wratten and terminated the Joint Venture Agreement between FMC and Embossing Technology Limited ("ETL") and Ridout. The total share price paid under the Agreement was $300,000 and was distributed based on shareholdings. FHI agreed to pay ETL a royalty payment equivalent to 2.5% of the value of invoices issued by FHI for Holographic products produced using ETL equipment, technology and know-how, with a minimum royalty payment of $100,000 during the first three year period following the Agreement. On December 29, 1994, FHI was merged into FMC and ceased to exist as a separate corporation. FHI continues to operate as a division of FMC.

      In November 1994, the Company purchased West Foils, Inc. through an exchange of stock and cash from its owner and former president, Edward Sullivan. The agreements included an Agreement of Exchange, a Registration Rights Agreement with Sullivan, an Employment Agreement, and a Voting Agreement between certain Foilmark shareholders. The Company paid Sullivan $750,000 and issued 153,847 shares of common stock. Edward Sullivan was appointed Director and Vice President - West Coast Operations of Foilmark and Director, Vice President and General Manager of West Foils. Under his four-year employment agreement with West Foils, he receives a base salary of $120,000 plus 15% of West Foils earnings over a base amount of $300,000 per annum. Mr. Sullivan and the Company mutually agreed to terminate his employment contract effective as of December 31, 1996. The Company and Mr. Sullivan entered into a two year consulting agreement effective on January 1, 1997.

      In December 1994, following consolidation of the Company's machine operations in Norwood, Massachusetts, the Company merged Kensol-Olsenmark, Inc., a New York corporation, into a newly incorporated Kensol-Olsenmark, Inc., a Delaware corporation.

      In June 1995, the Company entered into an agreement with the Massachusetts Industrial Finance Agency (MIFA) which issued a $4.4 million tax exempt Industrial Development Bond (IDB), the net proceeds of which were used to purchase production and manufacturing equipment for the Newburyport foil manufacturing facility and the Norwood hot stamping machine manufacturing location. Both sites were expanded through the construction of an addition of approximately 10,000 square feet in Norwood and a 4,000 square foot addition at Newburyport.

      In August 1995, the Company acquired substantially all of the assets of Imtran Industries, Inc., a Newburyport, Massachusetts based manufacturer of pad printing equipment and a distributor of related supplies. Consideration for the transaction was $2.95 million in cash and 257,044 shares of common stock. The acquisition allowed Foilmark to enter into the pad printing field, a marking enhancement process in which ink decoration is applied to products and packaging. As part of the acquisition agreement, Imtran's prior owners, Kenneth Harris and Steven Meredith, will remain as Vice Presidents and a Consultant to the Company, respectively, for three years. In addition, by agreement, Kenneth Harris was elected as director of the Company.

      In March 1996, the Company established the "FOILMARK TECHNOLOGY GROUP", to unify the KENSOL-OLSENMARK hot stamping and the IMTRAN pad transfer printing subsidiaries. This was accompanied by a consolidation of all machinery and related supplies operations in a dedicated, modern facility in Newburyport, Massachusetts. The Norwood, Massachusetts location is currently being used for component parts manufacturing for both the hot stamping and pad printing product lines.

Products and Processes

      Hot Stamping and Holographic Foils. Hot stamping foil represented $23.2 million (or 62%) of the Company's net sales in 1996 as compared to $23.5 million (or 64%) of the Company's net sales in 1995 and $18.7 million or (61%) of net sales in 1994. Hot stamping foil is used for decorative and marking purposes on a wide array of products, including cosmetic packaging, book covers, wine labels, greeting cards, credit cards, toys, and automotive and appliance components.

      The Company's foil products currently include (i) metallized foil (metallic effect), (ii) pigmented foil (different colors), (iii) diffraction or "prismatic" foil (shattering effect), (iv) holographic foil (three-dimensional effect), (v) printed pattern foils (for the picture frame and graphic arts industry), (vi) Infra-Red heat reflective films, (vii) and specialty coated films. Metallized foil decorates a product with a brilliant metallic imprint, typically in gold or silver, and constitutes a majority of the Company's sales. Diffraction and holographic foils (metallized foil embossed with two-dimensional and three-dimensional images) represent the fastest growing segment of the market and are used in a variety of decorative applications on products such as gift wrap and gift boxes, packaging applications, greeting cards, and trophy components. In addition holographic foils are increasingly used as a security device for credit cards, computer software and high value products packaging due to the difficulty of recreating a hologram.

      Foilmark manufactures foils in its Newburyport, Massachusetts plant. Metallized hot stamping foils, in their simplest form are constructed by coating a number of thin films of coatings onto a carrier composed of a thin layer of vaporized aluminum sandwiched between a top coat (also known as "color coat") and an adhesive coat (also known as "sizing coat"). A thin layer of aluminum or chrome is added to create a metallic finish. An image is embossed onto the coatings to create diffraction and holographic foils. The construction of the composite and the number of layers varies slightly according to the final application.

      Machinery and Tooling. Hot stamping and pad printing machines, tooling, dies and supplies constituted $14.0 million (or 38%) of the Company's net sales in 1996, as compared to $13.3 million (or 36%) of the Company's net sales in 1995 and $11.9 million (or 39%) of net sales in 1994. Spare parts for the Company's machines represent approximately 35% of total machine sales.

      Foilmark manufactures machines in Newburyport, Massachusetts under the Kensol, Franklin, KF System and Foilmark Technology Group (FTG) trade names. The Company's line of machinery consists of standard machines and customized systems designed for specific applications. The prices for the Company's machines range from $4,000 to $75,000 for standard machines and from $25,000 to $300,000 for customized systems. The line of standard vertical presses is available in seven pressure ranges from 1/2 to 15 tons. Standard presses perform hot stamping, die cutting and label laminating functions. Customized systems include roll-on machines, high tonnage vertical presses, and automated systems. Most of the machines utilize microprocessor based controls.

      The machine  manufacturing process is handled by six departments or areas.
(1) The engineering department is responsible for ongoing machine development and improvement. Specialized equipment design, automation and customized tooling are also handled in this department. This department is equipped with computer aided design ("CAD") capability to maximize engineering productivity. (2) The machinery department manufactures machine components and tooling. The Company utilizes vertical, horizontal and turning machining centers to ensure accuracy and repeatability. These are integrated with the engineering department's CAD system through a computer aided manufacturing ("CAM") system. (3) In the finishing department, components are deburred, ground, sanded, cleaned and painted. (4) The standard assembly area is where the basic line or vertical presses are assembled. (5) In the special assembly area, technicians modify the standard machines to incorporate high speed feeding devices, tooling and other special components to meet customer requirements. The special assembly area also assembles roll-on, rotary, high tonnage presses and complex custom designed machines. (6) The die and tooling department manufactures support fixtures and silicone rubber tooling products, including sheets and rollers. This department also has an in-house art department and camera facilities as well as etching equipment for the magnesium dies.

      During the first half of 1996, the Company consolidated certain portions of the hot-stamp manufacturing facility in Norwood, Massachusetts to the Imtran facility in Newburyport, Massachusetts. The transfer included the engineering, assembly, sales, customer and technical service groups. High volume machining of components remains in the Norwood facility. The consolidation was completed in June 1996 and eliminated certain duplications of overhead.

Pad Printing

      Foilmark manufactures its line of Imtran pad printing equipment and supplies in Newburyport, Massachusetts. The Company's line of equipment consists of three standard models as well as customized systems designed for specific applications. The prices for the Company's standard machines range from $7,000 to $24,000 and for custom systems range from $20,000 to $200,000. Standard presses are used to apply images from a dot to 10" x 10". Customized systems include machines with automatic feeding devices such as shuttles, turntables and carousels. They also include multiple headed machines and those with advanced automation.

      The manufacturing operation at Imtran consists of five departments or areas. (1) The engineering department is responsible for ongoing machine development and improvement. Specialized equipment design, automation and customized tooling are also handled by this department. All design work is done on through computer aided design (CAD) to maximize engineering productivity. (2) The machining group manufactures all of the machine components and tooling used in the manufacture of the systems. This group utilizes computer numerical control equipment as well as conventional machine tools. (3) The assembly group is responsible for the assembly of standard and customized systems. This group is also responsible for marrying high speed feeders, tooling and other devices to meet specific customer requirements. (4) The technical service group is responsible for the final set up of equipment once it is completed by the assembly group. The technical service group is also responsible for in house and field training. They also field calls from customers with regard to application issues. (5) The supply group is responsible for the manufacture of rubber pads, inks, etched steel printing plates or cliches, silk screens and other supply items. This department also includes an in-house art department. This group includes the silicone rubber tooling manufacture (Kensol Tool & Die, or KTD) for hot stamping systems that was relocated after the acquisition of Imtran. KTD consolidated its art department into Imtran's. Included in the manufacture of silicon dies is magnesium etching for dies and molds as well as high tonnage presses for their manufacture. This group also manufactures silicon rollers for hot-stamping and laminating.

Sales, Marketing and Customers

      The Company has 12 full-time and outside sales people and one manufacturers representative domestically (who is compensated on a commission basis), along with 17 inside sales support personnel. The Company markets its products and services by the way of industry trade shows, advertising, public relations, telemarketing, direct mail, and the Company's Internet web site.

      The Company has a diverse customer base, and seeks to emphasize custom foil and equipment and the use of its foil on a broad range of consumer products. The Company's products are sold to more than 5,000 active customers worldwide ranging from small companies to Fortune 500 companies. No single customer accounted for more than 4% of total net sales of foil, machines, tooling and dies in 1996. Of the largest 15 customers, eleven have been customers for five years or more. Distributors sell the Company's products worldwide on terms of either letters of credit or open account. The Company has worked with the distributors on an exclusive and non-exclusive basis for periods ranging from two to fifteen years. Foreign customers accounted for 16% of net sales in 1996 and 13% of net sales in 1995.

      The Company sells its foil directly, through domestic and foreign jobbers, and indirectly through distributors. No foil customer accounted for more than 7% of total net sales of foil in 1996. Hot stamping foils manufactured by the Company are sold domestically under private label by 4 distributors. Terms of sale for hot stamping foils are typically "net 30".

      The Company sells its machinery directly or through manufacturer's representatives. No machine customer accounted for more than 4% of total net sales of machines in 1996. Terms of sale for hot stamp machines are typically one-third down, one-third prior to shipment and the balance "net 30". Terms of sale for pad print machines are 30% down, 60% prior to shipment and the balance "net 30" days.

      Backlog does not play a significant role in the sale of foil, although it is significant in the sale of machinery due to the longer time required to manufacture machines. At December 31, 1996 backlog was $4.4 million which included a contract worth $2 million to supply China North Industries with equipment to manufacture, convert, and apply hot stamping foils and holographic products to meet the growing demand in China. This equipment for China was shipped February 28, 1997. Comparable backlog at December 31, 1995 was $1.9 million.

Foreign Sales

      The Company's foreign sales are made principally to customers in Western Europe, Peoples Republic of China, Mexico, and South and Central America. All foreign sales are payable in U.S. dollars and, therefore, settlement amounts do not fluctuate with changes in exchange rates. No single country accounted for more than 6% of the Company's sales in any of the periods presented below:

                                                        Percent of
                          Total Foreign Sales          Company Sales
                          -------------------          -------------
Year 1996.................    $5,981,700                    16%
Year 1995.................    $4,655,000                    13%
Year 1994.................    $4,203,000                    14%
Year 1993.................    $5,154,000                    19%
Year 1992.................    $3,326,000                    13%

Research and Development

      The engineering department and chemistry lab is responsible for the Company's ongoing product development and improvement, as well as quality control. The department consists of a team of 25 chemists, engineers and technicians. The Company's research and development program focuses on the development of new products and applications. The Company expenses its research and development costs as incurred. Such expenses amounted to $776,526 and $684,253 in 1994, 1995 and approximately $650,000 in 1996.

Competition

      The product enhancement industry in which the Company competes includes a large number of foreign and domestic competitors. The Company estimates that the present worldwide market for the products in which Foilmark competes is $840 million in annual sales of foil and $535 million in annual sales of machinery, tools, dies and supplies. With regard to foil, the Company competes with approximately 25 manufacturers worldwide and believes that it supplies approximately 3% of the world market. With regard to machines, which includes both hot stamping and pad printing, the Company competes internationally with 15 primary manufacturers and several smaller companies and believes it supplies approximately 2% of the world market.

      Competition is based on price, variety of products, quality of products and services. Some competitors have greater financial resources while other competitors, especially foreign, may have lower cost structures or exchange rates that may affect the Company's competitive position. A worldwide excess of manufacturing capacity of stamping foils beginning in 1992 and continuing through 1996 has caused severe price competition. Accordingly, the Company had to reduce its selling prices in order to maintain its market share. However, the Company believes that its product quality, long-standing customer relationships, proprietary machinery and processes, continuity of management and experienced personnel are competitive advantages. In addition, the Company has a competitive advantage as the only one of two companies in the U.S. that manufacture and distribute all components of the hot stamping and pad printing process which includes machines, foils, tooling, dies and supplies, giving it the ability to produce a complete turn-key package for both hot stamping and pad printing. The hot stamping and pad printing industries in general have certain technological barriers to entry. The process and machinery for the production of hot stamp foils have been developed based on years of research and development, and require a blend of art and chemistry based on years of experience working with foils for a broad range of applications, in order to produce competitive high quality foils.

Raw Materials and Supplies

      The Company is not dependent on any one supplier for any of its raw materials. The Company purchases the main component of its foil products, polyester film, from a variety of different suppliers. During 1996, more polyester was available due to a number of new polyester production lines that went into production. The increased output enabled polyester prices world wide to stabilize. The cost of polyester remained relatively constant in 1996 after experiencing a 25% increase during 1995. All raw materials used in manufacturing foil are readily available on terms favorable to the Company.

Safety and Environmental Matters

      The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air, and water and establish standards for treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is currently in material compliance with all applicable environmental laws and regulations relating to its material business operations. The Company has not been sanctioned by any regulatory body with respect to this matter. Insofar as future laws and regulations relating to the environment may be adopted or interpretations of existing laws and regulations relating to the environment may change, new requirements may be imposed on the Company regarding future activities which may create liability retroactively with respect to past activities. Failure to comply with applicable laws and regulations could subject the Company to monetary damages and injunctive actions that could adversely affect the Company's financial performance.

Patents, Trademarks and Proprietary Information

      While the Company owns certain patents, trademarks and logos, the Company relies heavily upon trade secrets, know-how and other proprietary information. Management believes that patent and trademark protection are not material to the Company's business. Certain key employees of the Company are parties to employment agreements providing for confidentiality and the assignment of rights to innovations developed by them while employed by the Company. The Company also requires all key employees to enter into confidentiality and non-competition agreements to protect its confidential information. However, there is no assurance that those agreements would be enforceable if they were breached or, if enforced, that they would adequately protect the Company.

Employees

      At December 31, 1996, the Company employed approximately 250 people, including 143 in manufacturing, 32 in sales and sales support, 37 in technical and development, and 38 in administrative and management positions. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees of the Company. The Company believes that its relationship with its employees is satisfactory.

      The executive officers of the Company have extensive experience in the decorating and product enhancement industry.

Item 2            PROPERTIES

      The principal properties of the Company are:

                                   Square
      Location                     Footage    Status
      --------                     -------    ------
Newburyport, MA

  Foil Manufacturing.............   52,000    Own

  Corporate Office...............    4,000    Own

  Warehouse......................    2,000    Month-to-month

  Pad Print, Machine
  Manufacturing, Tool and Die....   27,500    Lease (Expires July 2000)(2)

Melville, NY

  Foil Distribution..............   20,000    Own (1)

  Subleased to Third Party.......   20,000    Own (1)

Norwood, MA

  Component Parts
  Manufacturing..................   36,000    Own (1)

Newbury Park, CA

  Foil Distribution..............    7,000    Lease (Expires in April 2002)(2)

-------------
(1)   These properties are subject to mortgages.
(2) See Note 14 to the Notes to Consolidated Financial Statements for the aggregate amounts of the Company's lease commitments.

      The foil manufacturing facility in Newburyport, MA currently operates at 70% of capacity with two 10 hour shifts and one overlapping 9 hour shift. The tool and die facility in Newburyport currently operates at approximately 80% of capacity with one 10 hour shift. The machine manufacturing facility in Newburyport, Massachusetts is currently being utilized at approximately 70% of capacity with one 10 hour shift. The pad print manufacturing facility in Newburyport is operating at 60% of capacity with one 8-hour shift. The component parts manufacturing facility in Norwood operates at 90% of capacity with three 8-hour shifts.

      In 1994, the Company consolidated its machinery manufacturing operations by transferring all machine manufacturing from the Melville, New York plant to the Norwood, Massachusetts plant. In conjunction with the consolidation, the Company expanded its existing machinery manufacturing operations in Norwood, Massachusetts. In 1995, the Company built a 10,000 square foot extension to the existing Norwood building after purchasing 18,000 square feet adjacent to the existing property for $75,000. Total cost of the 10,000 square foot addition including land was $450,000.

      Also in 1995, the Company added 4,000 square feet to the existing foil manufacturing facility at a cost of $280,000. The purpose of the addition was for expansion of the Holographic Division.

      In June 1996, the Kensol hot stamping plant in Norwood, Massachusetts was transferred to the Imtran Foilmark facility located in Newburyport, Massachusetts in order to combine machine manufacturing operations. The machining operation that manufactures components for both Kensol and Imtran will remain in a portion of the Norwood facility with the balance of the facility to be leased to a third party as an additional revenue source for the Company.

Item 3. LEGAL PROCEEDINGS

      For all of 1996, the Company was a defendant in a group of consolidated lawsuits brought in 1995 alleging personal injuries arising out of a motor vehicle accident involving a vehicle leased by one of the Company's subsidiaries and operated by an employee of that subsidiary. Plaintiffs sought damages for an amount significantly in excess of the Company's insurance policy limits. During 1996 the Company settled two (2) of the cases within the limits of its liability insurance policy. On April 8, 1997 the Company settled the remaining cases by agreeing to pay $200,000.00 to the remaining Plaintiffs. In connection with the settlement, the Company's liability carrier paid the balance of the amount available under the policy after giving affect to the prior settlement. These settlements have been confirmed by the Superior Court and Dismissal Stipulations have been entered dismissing the litigation with prejudice.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART 11

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on NASDAQ - National Market System under the trading symbol "FLMK". The range of high and low closing sale prices for the Common Stock as reported on NASDAQ - NMS by quarter is set forth below.

Quarter Ended                                       High Sale         Low Sale
-------------                                       ---------         --------
March 31, 1995 .............................          7-1/8            5-5/8
June 30, 1995 ..............................          8-1/8            4-1/8
September 30, 1995 .........................          9                7
December 31, 1995 ..........................          8-1/8            6
March 31, 1996 .............................          6-1/2            3-5/8
June 30, 1996 ..............................          4-3/4            3-3/8
September 30, 1996 .........................          3-3/8            2-5/8
December 31, 1996 ..........................          3                2-1/8
March 31, 1997  ............................          3                1-15/16




      As of March 31, 1997, there were approximately 77 holders of record and approximately 800 beneficial owners of the Common Stock.

      The Company has never paid dividends on capital stock. The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any cash dividends within the foreseeable future. The Company is currently restricted from declaring or paying dividends under the provisions of its bank loan agreements. See Note 9 of the Notes to the Consolidated Financial Statements.

Item  6 SELECTED FINANCIAL DATA





                          Foilmark, Inc. & Subsidiaries

                            Years Ended December 31,

                      (in thousands, except per share data)

                                          Dec 31,            Dec 31,          Dec 31,          Dec 31,          Dec 31,
Operations:                                1996              1995(d)          1994(c)          1993             1992(a),(b)
                                         --------          --------         --------         --------         --------
Revenue:                                 $ 37,191          $ 36,807         $ 30,584         $ 27,553         $ 25,289

Income (Loss) From Operations                (510)            3,476            2,531            2,169            1,945

Net Income (Loss):                         (1,040)            1,843            1,265              840              857

Earnings (Loss) Per Share:                  (0.25)             0.46             0.44             0.42             --

Weighted Average Common and
Common Equivalent Shares
Outstanding:                                4,142             3,999            2,900            2,000             --


Financial Condition:

Total Assets:                            $ 40,332          $ 37,952         $ 26,499         $ 21,779         $ 19,610

Total Long-term Debt:                      12,165            10,732            3,401            6,784            7,214

Working Capital:                           12,782            11,766           10,120            5,700            5,036

Stockholders' Equity:                      18,250            19,243           16,178            6,682            5,686


(a) Prior to March 1992, the Company's financial statements were composed of a combination of entities all of which were wholly-owned by substantially the same individuals. In March 1992, substantially all of the ownership interests in these entities were contributed to the Company. This consolidation was accounted for in a manner similar to a pooling-of-interests, whereby stock in the Company was distributed for the equity interests in the pre-existing entities.

On March 17, 1992, the Company acquired all of the outstanding stock of Franklin Manufacturing Corporation. This acquisition was accounted for as a purchase.

(b) On December 18, 1992, the Company's subsidiary, FMC, entered into a joint venture agreement with Embossing Technology Limited for a 50% interest in a joint venture called Foilmark Holographics, Inc. This investment is being accounted for using the equity method.

(c) Effective October 1, 1994, the Company acquired all of the outstanding stock of West Foils, Inc., a California company engaged in the distribution of foils for $750,000 in cash and 153,847 shares of common stock of the Company.

(d) On August 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Imtran Industries, Inc. The acquired assets consist primarily of equipment and other property used in the manufacture and distribution of pad printing equipment. The Company has transferred all of the assets of the newly formed wholly owned subsidiary called Imtran Foilmark, Inc. which will continue operations in the pad printing business.


Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company and its subsidiaries and their representatives may from time to time make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC) and in its reports to shareholders, including this annual report which constitute or contain "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

      All statements other than statements of historical facts included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions;
competition in the product enhancement industry, and particularly the hot stamping sector; the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

GENERAL

      1996 was a difficult year for the Company. In spite of a 1% increase in sales to $37,190,611, Foilmark incurred a loss of $831,201 or $0.20 per share. Industry wide demand for the Company's foil products were flat for most of 1996, leading to world wide overcapacity. This resulted in severe pricing pressures adversely impacting Foilmark's revenues and margins for most of the year. Although demand for the Company's foil products strengthened in the third quarter of 1996 compared to the prior six months, softness in the market appeared again in the fourth quarter and sales declined by 8.8% over the comparable 1995 quarter. For the year ended December 31, 1996, total foil sales were $187,000 below 1995 sales level at $23.2 million, in spite of additional manufacturing capacity available for most of 1996. Additionally, the delay in delivery of Foilmark's new state-of-the-art metallizer, and continuing difficulties in integrating new higher speed manufacturing equipment further contributed to the loss. Polyester film, the main component of the foil product which had increased in cost by 25% in 1995 remained relatively constant for most of 1996. Due to the over capacity in the market, it was not possible to pass along the higher polyester costs to customers. This resulted in lower margins for most of 1996, also contributing to the loss.

      Hot stamping machinery also experienced a soft market in 1996 which began in the third quarter of 1995. The decline in demand extended to specialized machines as well as standard machines and pad printing systems. To improve profitability and efficiencies, and to better meet the changing demands of the market place in hot stamping machinery, the Company announced in January 1996 the transfer of substantially all of its operations from the Kensol plant in Norwood, Massachusetts to the Imtran-Foilmark manufacturing facility located in Newburyport, Massachusetts. The purpose of the move was to share resources, thereby reducing overhead at the Imtran facility and improving margins for both the hot stamping and pad printing machinery business. The move which was anticipated to be completed in March 1996 at a cost of $200,000 was not finalized until June. Production delays of manufactured parts associated with the move and unexpected loss of personnel not immediately replaced, continued to adversely impact sales and profitability. Machinery shipments and manufacturing efficiencies were severely affected and the vacancies in key production and support personnel were not filled until the fourth quarter. Shipments of the higher priced and higher margin credit card and label machines were especially affected by the production delays of component parts and the manufacturing inefficiencies caused by the consolidation. This resulted in reduced gross profits.

      Due to a change in market conditions affecting hot stamping machinery, in December 1996 the Company decided to streamline the standard product line by reducing the wide variety of models and options then presently available. In line with this decision the Company wrote off approximately $500,000 in its inventory of models that will be discontinued. By reducing the number of models available, certain duplications will be eliminated, enabling the Company to manufacture larger quantities of fewer products. It is anticipated these actions will result in better gross margins, better efficiencies and lower inventories.

      The state-of-the-art metallizer was delivered in October 1996, installed and tested during the balance of the year, and became operational in January 1997. This in-house metallization capability for all of the foil manufacturing requirements, together with a stabilization in the price of polyester film, the main component of the Company's foil products, should allow the foil product line to return to higher and more traditional profit margins in 1997.

      In July 1996, the Company announced receipt of a contract in excess of $2,000,000 to supply China North Industries Corp. with equipment and technology to manufacture, convert and apply hot stamping foils and holographic products to meet the growing demand in China. The technology was approved and transferred in December 1996 to China North Industries and the equipment was shipped in the 1997 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

      On December 17, 1996 the Company refinanced two existing mortgages, one which matured in October 1996 in the amount of $830,587 and the other in the amount of $654,113 due January 2000 to one fifteen (15) year mortgage in the amount of $1,997,500 at the bank's prime interest rate or LIBOR plus 2% compared to prime plus 1 1/4%. This transaction increased the Company's working capital by approximately $200,000.

      During 1996 the Company used $1,335,552 of the revolving credit facility for working capital purposes and capital expenditures. As of December 31, 1996 the Company had $439,448 available under its revolving credit facility. The Company has historically depended upon funds generated from operations and its borrowings to provide both short and long term liquidity. The Company expects these sources of liquidity to be sufficient to supply its working capital requirements in the foreseeable future.

      Capital expenditures for the year ended December 31, 1996 amounted to $2,328,534 compared to $3,886,398 for the comparable 1995 period. The 1996 capital expenditures were incurred in connection with the relocation of facilities from Norwood to Newburyport and the balance of the 1995 capital expansion program which carried over into 1996. Planned capital expenditures for 1997 are minimal.

      As of December 31, 1996 the Company had working capital of $12.9 million compared to $11.8 million in the prior year. The increase is partially attributable to the refinancing of the two mortgages over fifteen years, and to the use of the revolving credit line.

      The terms of the various long term debt agreements require, among other things that the Company maintain certain amounts of net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures, and the payment of dividends. At December 31, 1996, the Company was not in compliance with certain of these covenants for which waivers were received from the lenders.

      As of March 31, 1997, the Company has amended the six million dollar ($6,000,000) revolving credit agreement. The amended agreement does not require principal payments prior to June 10, 1998 and has less restrictive financial ratio covenants than the Company had prior to the amendment.

RESULTS OF OPERATIONS

Fiscal 1996 compared to Fiscal 1995

      Net Sales for the year ended December 31, 1996 increased 1% to $37.2 million from $36.8 in 1995. Foil sales declined by $.2 million to $23.2 compared to $23.4 million in 1995. Machinery sales increased by $.6 million to $14.0 million compared to $13.4 million. Included in the 1996 revenues were $4.6 million in pad print machine sales compared to $1.5 million from the Company's Imtran division acquired in August 1995 and not comparable for the complete year 1995. Excluding Imtran from 1996 sales, there would have been a decrease of 7.7%.

      The  decrease  in foil  sales was  generally  due to a soft  market  which continued for all of 1996. In addition, foil sales suffered from the unanticipated delay in installation of a vacuum metallizer and difficulties in locating satisfactory outsourcing vendors for a portion of the Company's metallizing needs until the end of the second quarter.

      Machinery sales, as a result of the Imtran pad printing product line, increased 4.2% over 1995. Hot stamping machinery declined by 21.2% in 1996 compared to the comparable 1995 period as a result of plant relocation and a general softness in the industry for the Company's standard machine product line.

      Gross profit declined by $2,750,229 or 24.1% in 1996 compared to the year ended December 31, 1995. Gross profit as a percentage of net sales declined to 23.3% in 1996 compared to 31.0% for the comparable twelve month period in 1995.

      Gross  profit  in 1996 was  adversely  impacted  by the  world  wide  over capacity in hot stamping foils. While at the same time, polyester film, the primary raw material in the foil manufacturing process, significantly increased in cost. In order to maintain market share the Company either reduced or did not increase prices sufficient to affect increased costs. Furthermore, margins suffered from the unanticipated delay in the installation of the metallizer, and difficulties in locating appropriate outsourcing opportunities for a portion of its metallizing needs. In addition, manufacturing difficulties in foil production as a result of the start-up of new production equipment placed in service at the end of 1995, adversely affected efficiencies, causing a decline in gross profit.

      Margins in the machinery product line were adversely impacted by the relocation of the machinery manufacturing facilities from Norwood to Newburyport, Ma. Manufacturing efficiencies suffered due to delays in the receipt of manufactured parts, which resulted in increased costs, decreased productivity and lower margins. In addition, the Company incurred approximately $200,000 in additional operating costs in connection with the relocation of the manufacturing facilities from Norwood to Newburyport, Massachusetts, a write down of $500,000 hot stamping machinery inventory of models that will no longer be manufactured, and facility consolidation costs of $100,000.

      Selling, General and Administrative Expenses increased by $1,236,123 to $9,174,753, a 15.6% increase over fiscal 1995. Most of the increase was attributable to the Imtran acquisition in August 1995 which was not included for eight (8) months of 1995. The balance of the increase was due to increased amortization costs in connection with the Imtran acquisition.

      Income From Operations for the fiscal year ended December 31, 1996, the Company incurred a loss from operations of $510,106 compared to income from operations of $3,476,246 for fiscal 1995. The primary reason for the decline in income from operations was the 24.1% reduction in gross profit, caused by a reduction in gross profit margins to 23.3% in 1996 compared to 31.0% in comparable 1995, on a 1% increase in revenues.

      Additionally, the Company incurred a 15.6% increase in selling, general and administrative expenses due in part to the Imtran acquisition without a corresponding increase in total revenues.

      Interest expense increased by 119.4% to $914,711 up from $416,940 for year ended December 31,1995. The higher interest expense was due primarily to the increase in bank debt, the proceeds of which were used to fund the 1995 expansion projects at the Company's Massachusetts facilities, to acquire Imtran in August 1995 and to provide required working capital in 1996.

      Settlement of litigation in connection with the personal injury claim filed against the Company and described in its prior financial statement and filings was settled in April 1997. The Company has accrued and is included in the 1996 financials $305,000 to cover the cost of the settlement and additional settlement costs above the insurance coverage.

      Provision For Income Taxes for the year ended December 31,1996 were recorded as a benefit of $477,971 at an effective rate of 31.5%, as a result of a pre-tax loss of $1,518,097. For the year ended December 31,1995, the provision for income taxes was $1,330,000 on pre tax income of $3,173,326, with an effective tax rate of 41.9%.

      Net Loss. for the twelve months ended December 31,1996 was $1,040,126 compared to a net income of $1,843,326 for the comparable 1995 period. Net loss in 1996 was the result of a decline in gross profit, increased amortization costs associated with the Imtran acquisition, $200,000 in additional operating costs incurred in connection with consolidating machinery operations in
Newburyport, facility consolidation costs of $100,000, and the increased operating costs due to the 1996 plant expansion without a corresponding increase in revenues. In addition the Company has written down $500,000 in hot stamping machinery inventory of models that will no longer be manufactured. Furthermore, the Company has accrued $305,000 in the 1996 net loss before benefit for income taxes as a result of the settlement in connection with the personal injury litigation filed against the Company in January 1995.

RESULTS OF OPERATIONS

Fiscal 1995 compared to Fiscal 1994

      Net Sales for the year ended  December 31, 1995  increased  20.3% to $36.8 million from $30.7 million in 1994. Machine sales increased 12.5% to $13.4 million from $12.0 million in the prior year, and foil sales increased 25.1% to $23.4 million from $18.7 million as of December 31, 1994. The increase in machine sales was solely attributable to the acquisition of Imtran in August 1995 whose sales contributed $1.5 million. The increase in foil sales resulted in part due to the inclusion of West Foils (acquired in October 1994) for a full twelve months in 1995 as compared to a three month period in 1994, resulting in an increase of $1.7 million in fiscal 1995 versus fiscal 1994. The balance of the increase was from improved market penetration in both the domestic and foreign markets.

      Gross Profit increased to $11.4 million from the fiscal 1994 level of $8.9 million, a 28.0% increase. West Foils contributed $1.3 million and Imtran contributed $860,000 or 84.6% or the overall increase in gross profit. Specifically, the increase in gross profits related to increases in sales of higher margin products from the Foilmark Holographic Images division of Foilmark Manufacturing and West Foils. In addition, the newly acquired Imtran product line of pad printing machines and supplies provided gross margins higher than hot stamping machines and foils. The delay in completion of the vacuum metallizer had no material effect on gross profit in 1995.

      Selling General and Administrative Expenses increased $1.6 million to $7.9 million compared to $6.4 million for fiscal 1994. For the fiscal years 1995 and 1994 expenses as a percentage of sales were 21.6% and 20.9%, respectively. Most of the increase in expenses was attributable to the acquisition of West Foils and Imtran. As a result, the year to year figures are not comparable as West Foils was only included in the last quarter of 1994 and Imtran was acquired in August 1995. In addition, there were increased advertising and other associated selling costs in 1995 as the Company attempted to maintain market share. Further, the Company experienced in 1995 the full impact of the ancillary costs associated with being a public company.

      Income From Operations increased by $950,000 or 37.4% to $3.5 million compared to $2.5 million in fiscal 1994. As a percentage of net sales, income from operations increased from 8.3% to 9.4%. This increase was due to the increase in foil sales on higher margin products and the acquisition of Imtran offset in part, by increases in associated selling and administrative expenses.

      Interest Expense declined to $417,000 from $513,000 for the fiscal year 1995 compared to fiscal 1994, an 18.8% decrease. Interest expense declined in part as a result of the use of the proceeds of the Company's initial public offering in June 1994 to retire various long and short term bank debt as well as stockholders' debt. Interest expense for the last six months of fiscal 1995 increased $46,000 over the comparable period in fiscal 1994 due to the use of various bank loans in June 1995 to fund the expansion project at the Company's Newburyport and Norwood, Massachusetts facilities and the line of credit borrowings used to acquire Imtran in August 1995 and to provide working capital.

      Provision For Income Taxes increased to $1.3 million in fiscal 1995 from $897,000 in fiscal 1994. The increase in the provision for taxes was due to the increased profits of the Company in 1995. The effective tax rates were 41.9% and 41.5% respectively, in fiscal 1995 and 1994. The Company's effective tax rate was lower than would otherwise be expected in fiscal 1994 as a result of the proceeds received from a life insurance policy on an executive officer of the Company that was not subject to income taxes.

      Net income increased 45.7% to $1.8 million in fiscal 1995 from $1.3 million in fiscal 1994. The increase was attributable to both higher sales and increased gross profit.

      Effects of Inflation

      During the two year period ended December 31, 1996 inflation did not have a significant impact on the Company's operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules under Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                   PART III

Item  10. DIRECTORS AND EXECUTIVE OFFICERS

      The information called for by Item 10 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


Item  11. EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

Item 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Financial Statements, Financial Statement Schedules and Exhibits:

            (1)   Financial  Statements and Supplementary Data - See Form 10-K -
                  Item 8

            (2)   Financial Statements and Schedules:

                  Independent Auditors' Report                                          F-1

                  Consolidated Balance Sheets - December 31, 1996 and 1995              F-2

                  Consolidated Statement of Operations - Years Ended F-3
                  December 31, 1996, 1995 and 1994 Consolidated Statement of
                  Stockholders Equity - Years Ended F-4 December 31, 1996, 1995
                  and 1994

                  Consolidated Statements of Cash Flows - Years Ended                   F-5
                  December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements                            F-6

                  For the three years ended December 31, 1996
                  Schedule II - Valuation and Qualifying Accounts                       S-1

                  Other   schedules  are  omitted  because  of  the  absence  of
                  conditions  under  which  they are  required  or  because  the required  information is given in the financial  statements of notes thereto.

                  (3)  Index of Exhibits:

                  The following is a list of exhibits files as part of this Annual Report on Form 10-K. For exhibits incorporated by reference the location of the exhibit in the previous filing is indicated in parenthesis.

                  Number                                                                               Form 10-K
                  ------                                                                               ---------

                  Articles and By-Law Instruments:
                  3.1  Restated Certificate of Incorporation (1)
                  3.2  Restated By-Laws
                  3.3  Specimen Stock Certificate (8)
                  3.4  1995 Restated Certificate of Incorporation (9)
                  3.5  1995 Restated By-Laws (9)

                  Voting Trust Agreements:
                  9.1  Voting Agreement dated 11/17/94 between certain Shareholders (7)

                  Other Material Contracts:
                  10.1  Form of Employment Agreements (1)
                  10.2  1993 Stock Option Plan (3)
                  10.3  First Amendment to Chemical Bank Loan dated 5/21/93 (1)
                  10.4  Foilmark Holographics, Inc. Joint Venture Agreement (1)
                  10.5  Arrow Coated Products ltd, technical Collaboration Agreement (1)
                  10.6  Agreement for the Purchase of Patents (1)
                  10.7  Agreement to Acquire Franklin Manufacturing Corp. (1)
                  10.8  Stock Redemption Agreement dated 10/10/92 (1)
                  10.9  Agreement to Purchase Equipment between FHI and ETL (2)
                  10.10 Registration Rights Agreement between the Company and Mintz (2)
                  10.11 Mintz Waiver Agreement (2)
                  10.12 Mintz Employment Agreement (2)
                  10.13 Stockholders Agreement (2)
                  10.14 Form of Employee Stock Grant Agreement (3)
                  10.15 Form of Employee Stock Restriction Agreement (3)
                  10.16 Form of Promissory Note and Schedule of Notes (3)
                  10.17 Form of January 1994 Shareholder Note and Schedule of Notes (3)
                  10.18 Option of Agreement for Norwood Plant Expansion (3)
                  10.19 China Sales and Distribution Agreement (4)
                  10.20 Sublease of 40 Melville Park Road (5)
                  10.21 Foilmark Holographics, Inc. Stock Purchase Agreement (7)
                  10.22 Sales and Licensing Agreement with Embossing Technology Limited (7)
                  10.23 Acquisition Agreement for West Foils, Inc. (7)
                  10.24 Registration Rights Agreement with Edward Sullivan (7)
                  10.25 1995 $1.2 Million Chemical Bank Term Loan Agreement (9)
                  10.26 1995 $4,400,000 Industrial Revenue Bond Loan Agreement (9)
                  10.27 1995 Employee Stock Purchase Plan (9)
                  10.28 1995 Employee Stock Options Plan (9)
                  10.29 Asset Purchase Agreement between Imtran Industries, Inc. et al and Foilmark,
                          Inc. (10)
                  10.40 Consulting Agreement with Martin A. Olsen dated December 31, 1995 (11)
                  10.41 Registration Rights agreement between Foilmark, Inc. and Martin A. Olsen, dated December 31, 1995 (11)
                  10.42 Amended and Restated Employee Stock Purchase Plan, dated
                          January 31, 1996 (11)
                  10.43 Amended and Restated Employee Stock Option Plan as of
                          January 31, 1996 (11)
                  10.44 Annual Incentive Compensation Plan January 2, 1996 (12)
                  10.45 1997 Waiver and Amendment, Chase Bank
                  10.46 1997 Waiver and Amendment, Fleet Bank
                  10.47 1997 Consulting Agreement with Edward Sullivan
                  10.48 1997 Waiver and Amendment to Term Loan, Chase Bank
                  13.1  Annual Report to Security Holders*

                  Subsidiaries:
                  21.1  The following is a list of all subsidiaries of the
                          Registrant, the jurisdiction of incorporation, and the percentage of shares owned by each such subsidiary.

                  Name                               Incorporated      Ownership
                  ----                               ------------      ---------
                  Kensol-Olsenmark, Inc.             Delaware          100%
                  Foilmark Manufacturing Corp.       Delaware          100%
                  Kensolmark, Inc.                   Barbados          100%
                  West Foils, Inc.                   California        100%

      The following footnote references are to documents incorporated by reference herein:

     (1)  Exhibits to Form S-1 filed October 25, 1993.
     (2)  Exhibits to Form S-1 Amendment No. 1 filed December 3, 1993.
     (3)  Exhibits to Form S-1 Amendment No. 2 filed May 9, 1994.
     (4)  Exhibits to Form S-1 Amendment No. 3 filed June 17, 1994.
     (5)  Form 10-Q filed August 8, 1994.
     (6)  Form 10-Q filed November 3, 1994.
     (7)  Form 8-K filed November 30, 1994.
     (8) Form 8-A filed May 24, 1994. To be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.
     (9)  Exhibits to Form 10-Q for the Quarter ending June 30, 1995.
     (10) Exhibits to Form 8-K filed on September 1, 1995.
     (11) Exhibits to Form 10-K filed on March 30, 1996.
     (12) Exhibits to Form 10-Q filed on April 30, 1996.

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Foilmark, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Foilmark, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, Stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in item 14 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foilmark, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
Providence, Rhode Island
April 14, 1997

                         FOILMARK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995


                                                                              1996          1995
                                                                              ----          ----
                                       Assets
Current assets:
  Cash                                                                    $   199,923       464,256
  Accounts receivable - trade (less allowance for doubtful
    accounts of $539,000 and $299,000 in 1996 and 1995)                     5,730,924     5,933,109
  Inventories                                                              13,910,815    11,556,163
  Other current assets (including $40,000 due from
    an affiliate in 1996 and 1995)                                            206,952       317,655
  Income taxes receivable                                                     491,915          --
  Deferred income taxes                                                       760,246      307,000
                                                                          -----------   -----------
    Total current assets                                                   21,300,775    18,578,183

Property, plant and equipment, net - at cost                               12,518,552    11,541,702
Bond and mortgage financing costs (net of accumulated amortization
  of $344,055 and $247,258 in 1996 and 1995, respectively)                    533,868       442,580
Intangible assets, net                                                      5,840,242     6,184,297
Other assets                                                                  138,680       167,772
Cash - restricted                                                                --       1,037,590
                                                                          -----------   -----------
                                                                          $40,332,117    37,952,124
                                                                          ===========   ===========

                           Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of notes payable - stockholders                    $   132,113       200,433
  Current installments of other long-term debt                              1,385,598     1,823,899
  Accounts payable and accrued expenses                                     6,173,197     4,716,111
  Customer deposits                                                           827,812        71,232
                                                                          -----------   -----------
    Total current liabilities                                               8,518,720     6,811,675

Long-term debt:
  Notes payable to stockholders, net of current installments                  767,054       903,494
  Other long-term debt, net of current installments                        11,398,034     9,828,629
                                                                          -----------   -----------
                                                                           12,165,088    10,732,123
Deferred income taxes                                                       1,398,528     1,165,000
                                                                          -----------   -----------

Commitments and contingencies (Notes 14 and 18)

Stockholders' equity:
  Common stock ($.01 par value; 10,000,000 shares authorized;
    4,151,719 and 4,135,844 shares issued and outstanding
    in 1996 and 1995, respectively)                                            41,517        41,358
  Additional paid-in capital                                               13,364,404    13,317,982
  Retained earnings                                                         4,843,860     5,883,986
                                                                          -----------   -----------
    Total stockholders' equity                                             18,249,781    19,243,326
                                                                          -----------   -----------
                                                                          $40,332,117    37,952,124
                                                                          ===========   ===========

See accompanying notes to consolidated financial statements

                         FOILMARK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                                                    1996            1995            1994
                                                    ----            ----            ----
Net sales                                      $ 37,190,611      36,806,783      30,583,751
Cost of Sales                                    28,525,964      25,391,907      21,663,327
                                               ------------    ------------    ------------

    Gross profit                                  8,664,647      11,414,876       8,920,424

Selling, general and administrative expenses      9,174,753       7,938,630       6,389,522
                                               ------------    ------------    ------------

                                                   (510,106)      3,476,246       2,530,902
                                               ------------    ------------    ------------

Other income (expense):
     Interest expense - net                        (914,711)       (416,940)       (513,455)
     Other income                                   211,720         114,020         144,677
     Settlement of litigation (note 18)            (305,000)             -                -
                                               ------------    ------------    ------------

         Income (loss) before income taxes       (1,518,097)      3,173,326       2,162,124

Income tax (benefit) expense                       (477,971)      1,330,000         897,000
                                               ------------    ------------    ------------

         Net income (loss)                       (1,040,126)      1,843,326       1,265,124
                                               ============    ============    ============

Net income (loss) per share                            (.25)            .46             .44
                                               ============    ============    ============

Weighted average number of common and
   common equivalent shares outstanding           4,142,318       3,999,263       2,900,489
                                               ============    ============    ============


See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                                                        Additional
                                              Common      paid-in       Retained
                                              stock       capital       earnings        Total
                                              -----       -------       --------        -----
Balance at December 31, 1993             $    20,000     3,886,038     2,775,536      6,681,574

Shares issued in initial public
 offering                                     17,250     7,650,345          --
                                                                                      7,667,595
Shares issued under stock grants                --          24,356          --           24,356
Shares issues in acquisition of West
   Foils, Inc.                                 1,538       537,887          --          539,425
Net income                                      --            --       1,265,124      1,265,124
                                         -----------   -----------   -----------    -----------

Balance at December 31, 1994                  38,788    12,098,626     4,040,660     16,178,074

Shares issued under stock grants                --           6,926          --            6,926
Shares issued in acquisition of Imtran
    Industries, Inc.                           2,570     1,212,430          --
                                                                                      1,215,000
Net income                                      --            --       1,843,326      1,843,326
                                         -----------   -----------   -----------    -----------

Balance at December 31, 1995                  41,358    13,317,982     5,883,986     19,243,326

Shares issued under stock grants                --           8,923          --            8,923

Shares issued under benefit plans                159        37,499          --
                                                                                         37,658
Net loss                                        --            --      (1,040,126)    (1,040,126)
                                         -----------   -----------   -----------    -----------

Balance at December 31, 1996             $    41,517    13,364,404     4,843,860     18,249,781
                                         ===========   ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994


                                                                     1996           1995           1994
                                                                     ----           ----           ----
Cash flows from operating activities:
  Net income (loss)                                             $  (1,040,126)   1,843,326      1,265,124
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                1,351,685        913,629        865,560
                                                                    344,055        299,383        239,798
      Issuance of common stock to employees
        under stock grants                                            8,923          6,926         24,356
      Provision for doubtful accounts                               240,000        137,000         40,000
      Deferred taxes                                               (219,718)      (146,000)       130,385
      Change in assets and liabilities, net of
        effects from the purchase of the companies:
        Increase in accounts receivable                             (37,815)      (736,361)      (503,466)
        Increase in inventories                                  (2,354,652)    (1,504,300)    (1,684,287)
        Increase in income taxes receivable                        (491,915)          --             --
        Decrease (increase) in bond and mortgage
          financing costs and other assets                           48,507       (500,365)       574,764
        Increase (decrease) in accounts payable
          and accrued expenses                                    (1,457,086)      993,908       (704,019)
        Increase (decrease) in customer deposits                    756,580       (248,793)      (295,456)
        Increase (decrease) in income taxes payable                    --         (274,244)       274,244
                                                                -----------    -----------    -----------
      Net cash provided by operating activities                      62,610        784,109        227,003
                                                                -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                           (2,328,535)    (3,886,398)    (1,279,641)
  Increase (decrease) in cash restricted                          1,037,590     (1,037,590)          --
  Payment for the purchase of companies, net of cash acquired          --             --         (949,603)
                                                                -----------    -----------    -----------
      Net cash used in investing activities                      (1,290,945)    (4,923,988)    (2,229,244)
                                                                -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from shares issued in public offering                       --             --        7,667,595
  Proceeds of other long-term debt                                3,667,770      5,892,631           --
  Repayments of note payable - bank                              (2,536,646)    (1,200,000)       (50,000)
  Payments of notes payable to stockholders                        (204,780)      (815,202)      (817,587)
  Payments of other long-term debt                                     --             --       (4,133,180)
  Proceeds from shares issued under benefit plans                    37,658           --             --
                                                                -----------    -----------    -----------
      Net cash provided by financing activities                     964,002      3,877,429      2,666,828
                                                                -----------    -----------    -----------

Net increase (decrease) in cash                                    (264,333)      (262,450)       664,587

Cash - beginning of year                                            464,256        726,706         62,119
                                                                -----------    -----------    -----------
Cash - end of year                                              $   199,923        464,256        726,706
                                                                ===========    ===========    ===========

                         FOILMARK, INC. AND SUBSIDIARIES

                                                                     1996           1995           1994
                                                                     ----           ----           ----
Supplemental disclosure of cash flow information

Cash paid during the year for:
  Interest ..........................................              $893,392        416,940        506,965
                                                                   --------       --------       --------

  Income taxes ......................................              $129,100        905,000        399,550
                                                                   ========       ========       ========

Supplemental schedule of noncash investing and financing activities

Capitalized lease relating to the purchase of
  computer equipment ................................              $   --             --          347,338
                                                                   ========       ========       ========


See accompanying notes to consolidated financial statements.

                        Foilmark, Inc. & Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                          December 31, 1996 and 1995

(1) The Company

Foilmark, Inc. (the "Company" or "Foilmark") is a leading United States manufacturer of all components used in the hot stamping process: machinery, foils, tooling and dies. Hot stamping is a dry process for marking, labeling and decorating products that uses heat and pressure to apply a design or lettering to a flat, contoured or cylindrical shaped surface. The Company sells its hot stamping machines to the appliance, television cabinet, television manufacturing, automotive and pharmaceutical industries. In addition, the Company produces and sells hot stamping foils for the graphics and general plastic industries. The Company also manufactures pad printing equipment and supplies for ink decoration of various products.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   intercompany   balances  and
transactions are eliminated in consolidation.

(b) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(c) Property,  Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed as follows:

                                                                    Estimated
                                    Methods                         Useful Life
                                    -------                         -----------
Building and improvements           Straight-line and accelerated   15-45 years
Machinery, furniture and fixtures   Straight-line and accelerated    3-10 years
Automobiles                         Straight-line                       3 years

(d) Bond and Mortgage Financing Costs

Bond and mortgage financing costs are amortized over the life of the related obligations.

(e) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f) Research and Development

The Company incurs costs in the research and development of new products and applications. Such costs are expensed as incurred and amounted to $650,000 and $684,253, and $776,526 for the years ended December 31, 1996, 1995, and 1994 respectively, and were included as a component of cost of sales.

(g) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(h)  Impairment of Long-Lived  Assets to be Disposed of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(i) Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(j) Reclassification

Certain reclassifications were made to prior year amounts in order to conform with current year presentations

(3) Manufacturing Facilities Consolidation

In the first quarter of 1996, the Company consolidated its machinery manufacturing operations by transferring a portion of machine manufacturing from the Norwood, Massachusetts plant to the Newburyport, Massachusetts, Imtran Foilmark facility. Costs incurred in this move totaled approximately $200,000 in 1996, and were included in cost of goods sold. Cost of goods sold in 1996 also includes approximately $100,000 in other facility consolidation costs.

(4) Acquisitions

(a) West Foils, Inc.

Effective October 1, 1994, the Company acquired all of the outstanding stock of West Foils, Inc., a California company engaged in the distribution of foils, for $750,000 in cash and 153,847 shares of common stock of the Company. The common stock was valued at approximately $540,000 based upon an appraisal by an investment company. The cash portion of the purchase price was paid from borrowings under the Company's line of credit agreement with its bank. The acquisition has been accounted for as a purchase and the operating results of West Foils, Inc. are included in the consolidated statement of earnings from the date of acquisition. The excess of the total acquisition cost over the fair value of assets acquired, amounting to approximately $786,000 is being amortized on the straight line basis over 20 years.

In connection with the acquisition, the Company entered into an employment agreement with the former shareholder of West Foils, Inc. Under the terms of the employment agreement, the Company is obligated to pay a base salary of $120,000 per year plus 15% of West Foils earnings over $300,000 per year, in each of the next two years. The employment agreement terminated on December 31, 1996 by mutual agreement. The former shareholder is now serving as a consultant to the Company pursuant to a two year consulting agreement.

(b) Imtran

On August 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Imtran Industries, Inc. The acquired assets consist primarily of equipment and other property used in the manufacture and distribution of pad printing equipment. The Company has transferred all of the assets to a newly formed wholly-owned subsidiary Imtran Foilmark, Inc. which will continue operations in the pad printing business. The aggregate purchase price of $4.9 million was paid through a $3.7 million borrowing under the Company's available line of credit and the issuance of 257,044 shares of the Company's common stock (which was valued at $1,215,000 based upon appraisal.) The acquisition, which was accounted for as a purchase, resulted in an excess of cost over fair value of assets acquired of approximately $3.9 million, which is being amortized on the straight line basis over 20 years.

The following unaudited pro forma consolidated results of operations assume that the West Foils and Imtran acquisitions occurred on January 1, 1994 and reflect the historical operations of the purchased businesses adjusted for increased interest expenses as a result of borrowings and increased amortization, net of applicable income taxes resulting from the acquisitions:

                                                     1995                1994
                                                     ----                ----
Net sales ..............................         $39,384,000         $34,433,000
Net income .............................           1,915,000           1,317,000
Net income per share ...................                 .46                 .42

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the period, or of results which may occur in the future.

(5) Inventories

Inventory balances consist of the following:

                                                   1996                  1995
                                                   ----                  ----
Raw materials ......................           $   795,856           $ 1,885,377
Work-in-progress ...................             3,768,067             1,837,471
Finished goods .....................             9,346,892             7,833,315
                                                ----------            ----------
                                                13,910,815            11,556,163
                                                ==========            ==========

Polyester, the primary raw material in foil manufacturing, is subject to fluctuations in price depending on industry supply and demand.

(6) Property, Plant and Equipment

Property, plant and equipment at December 31, 1996 consists of the following:

                                                       1996              1995
                                                       ----              ----
Land .......................................       $   697,404       $   697,404
Building and improvements ..................         7,106,686         6,492,023
Machinery, furniture and fixtures ..........        13,336,891        11,633,509
Automobiles ................................           112,553           102,063
                                                   -----------       -----------
                                                    21,253,534        18,924,999
Less accumulated depreciation ..............         8,734,982         7,383,297
                                                   -----------       -----------
                                                    12,518,552        11,541,702
                                                   ===========       ===========

Depreciation expense amounted to $1,351,685, $913,629 and $865,560 for the years ended December 31, 1996, 1995 and 1994 respectively.

(7) Intangible Assets

Intangible assets at December 31, 1996 and 1995 include the following:

                                                                                              Amortization
                                                               1996              1995            Period
                                                               ----              ----            ------
Excess of cost over fair value of assets acquired...        $5,768,759        $5,768,759        20 Years
Covenant not to compete.............................           325,000           325,000        10 Years
Patents.............................................           363,156           363,156        17 Years
Trademarks..........................................           157,063           157,063        20 Years
                                                            ----------        ----------
                                                             6,613,978         6,613,978
Less: accumulated amortization ....................            773,736           429,681
                                                            ----------        ----------
                                                             5,840,242         6,184,297
                                                            ==========        ==========

The Company assesses the recoverability of the excess of cost over fair value of assets acquired annually based upon the projected undiscounted future cash flows of the acquired entity with any diminution in value recorded when identified.

Amortization expense of $344,055, $299,383, and $239,798 relating to intangible assets was charged to operations in 1996, 1995 and 1994, respectively.

(8) Notes Payable - Stockholders

Notes payable to stockholders' consist of the following:

                                                                                                           1996               1995
                                                                                                           ----               ----
Notes  payable to  stockholders  with  interest  at 6% and  balance due in equal quarterly  installments  through  December 31, 2003,  subordinated to bank notes
and/or industrial revenue bonds ..............................................................        $   182,675        $   206,568

Promissory notes to a stockholder,
subordinated except for monthly installments through the due date to industrial development revenue bonds, bearing a stated interest rate of 6% due in

                                                                                                           1996               1995
                                                                                                           ----               ----
quarterly installments of $10,357 including interest
through 2003 .................................................................................            156,265            187,150

Notes due to a  stockholder  in  connection  with the  acquisition  of  Franklin
Manufacturing  Corporation.  Payable in aggregate monthly installments of $8,500 through March 1997 including interest at
approximately 6.5% ...........................................................................             25,400            129,879

Notes due to former  stockholders,  payable in semi-annual  payments of $19,911, which include interest at 6% per annum.  Payments began May 1, 1993 and continue through November 1, 2007, subordinated
through the due date .........................................................................            534,827            580,330
                                                                                                        ---------          ---------

Total notes payable stockholders .............................................................            899,167          1,103,927
Less current installments ....................................................................            132,113            200,433
                                                                                                        ---------          ---------

Notes payable-stockholders, excluding
current installments .........................................................................            767,054            903,494
                                                                                                        ---------          ---------

Interest  amounting  to $57,935,  $66,381,  and  $175,000 in 1996,  1995,  1994,
respectively, was paid to the Company's stockholders or other related parties.


(9) Other Long-Term Debt
Other long-term debt consists of the following:

                                                                                                           1996               1995
                                                                                                           ----               ----
Borrowings under revolving credit loan financing
agreement, see (a) ...........................................................................        $ 5,560,552        $ 4,225,000

Borrowings under The Massachusetts Industrial
Financing Agreement, see (b) .................................................................          4,100,000          4,400,000

Mortgage  note payable in  quarterly  installments  of $33,292 plus  interest at
LIBOR + 2% (5.56% at December 31, 1996,) with a final payment of $699,126 due
January 17, 2007; secured by real property with
a depreciated cost of $2,939,509, see (c) ....................................................          1,997,500               --

Borrowings under financing agreement, interest
at prime (8.25% at December 31, 1996) payable
monthly, through June 1999, see (d) ..........................................................            775,000          1,200,000

Capital lease obligation payable in quarterly
installments of $21,379, including interest at 6%,
through March 1999 ...........................................................................            179,404            241,121

Mortgage loans payable, interest at prime(8.25%
at December 31, 1996) see (e) ................................................................            171,176               --

                                                                                                           1996               1995
                                                                                                           ----               ----

Second  mortgage  payable - This mortgage is payable in monthly  installments of
$6,541 plus interest at prime plus 1-1/4% per annum through  January 1, 2000 and
a final payment of $399,068 due January 24, 2000 .............................................               --              719,577

Mortgage loan payable,  interest at prime plus 1-1/4% per annum,  due in monthly installments of $6,667 plus interest to October 1, 1996, and a final
payment of $806,627 due October 1, 1996 ......................................................               --              866,830
                                                                                                       ----------          ---------

Total other long-term debt ...................................................................         12,783,632         11,652,528
Less current installments ....................................................................          1,385,598          1,823,899
                                                                                                       ----------          ---------

Other long-term debt, excluding current installments .........................................         11,398,034          9,828,629
                                                                                                       ==========          =========

(a) In 1995, the Company entered into an unsecured revolving credit agreement with two banks that permits the Company to borrow up to $6,000,000 at an interest rate that equals the Reserve Adjusted LIBOR rate plus 2% (5.56 at December 31, 1996). The Company must pay a quarterly commitment fee of 1/4 of 1% per annum on the average daily amount of the available revolving credit commitment. Borrowings under the revolver include two term notes. A $2,316,617 term note shall be payable in sixty monthly installments beginning September 30, 1996. A $1,158,333 term note shall be payable in full on June 30, 1998. As of December 31, 1996, the Company had an outstanding total of $5,560,552, under the revolving credit agreement. As of March 31, 1997, the Company has amended the agreement. The amended agreement does not require principal payments prior to June 30, 1998 and has less restrictive financial ratio covenants.

(b) In 1995, the Company entered into a financing agreement with the Company's primary bank and the State of Massachusetts (MIFA Industrial Development Revenue Bonds) that permitted the Company to borrow up to $4,400,000 at the bank's fluctuating seven day interest rate (5.56% and 5.1% at December 31, 1996 and 1995). The Company must pay a monthly commitment fee of 1/12th of one percent (1%) per annum on the average daily stated amount of the letter of credit. The bonds are subject to mandatory redemption through sinking fund installment payments prior to maturity on each June 1 as follows: $400,000 for years 1997-2005, and $100,000 for years 2006 - 2010.

(c) In 1996, the Company entered into a financing agreement with two banks which provides for a ten year mortgage note payable, in the principal amount of $1,997,500. Approximately $1,484,000 was used to refinance the Company's previously existing mortgages.

(d) In 1995, the Company borrowed $1,200,000 from a bank. Such borrowings are repayable in 48 equal monthly installments beginning July 31, 1995. Interest is payable monthly at the bank's prime rate. The agreement allows for a one time election by the Company to convert the interest rate to a fixed rate.

(e) In 1996, the Company borrowed $180,250 under two mortgage loan agreements. The mortgages are payable monthly plus interest at 7.75%. At December 31, 1996, a building with a net book value of $217,000 was pledged as collateral for this loan.

The terms of the various long term debt agreements require, among other things, that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures, and the payment of dividends. At December 31, 1996, the Company was not in compliance with certain of these covenants for which waivers were received from the lenders.

The Company requested, and obtained, amendments to the various agreements to change the financial ratio covenants and the Company has assessed based upon projected operations it is probable that it will meet these amended covenants over the next year. If the Company fails to meet the covenants, the lenders under the Agreement have the right to demand repayment of the debt.

Maturities of all long term debt are as follows:

                            Total          Stockholders          Other
                            -----          ------------          -----
Year ending December 31:
1997 .................    1,517,711           132,113         1,385,598
1998 .................    4,853,714           112,922         4,740,792
1999 .................    1,315,934           119,827         1,196,107
2000 .................    1,482,085           127,155         1,354,930
2001 .................      780,453           105,915           674,538
Thereafter ...........    3,732,902           301,235         3,431,667
                         ----------        ----------        ----------
                         13,682,799           899,167        12,783,632
                         ==========           =======        ==========

(10) Employee Retirement Plans

The Company maintains a profit sharing plan for the benefit of eligible employees of certain subsidiaries. Contributions are made at the sole discretion of the Board of Directors, but may not exceed the amounts deductible for income tax purposes. Contributions are first allocated based upon an integration with the social security taxable wage base and the remainder based upon total eligible compensation. There was no expense under the plan during 1996. Retirement plan expense amounted to $122,000 and $168,000 in the years 1995 and 1994, respectively.

The Company also maintains a profit sharing plan which conforms with Section 401
(k) of the Internal Revenue Code. Contributions are made exclusively by the participants. The Company does not contribute to the Plan.

The Company does not pay post-retirement or other post-employment benefits.

(11) Income Taxes

The provision for income tax (benefit) expense for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                   1996              1995            1994
                                   ----              ----            ----
Federal:
  Current ..............       $  (312,486)       $ 1,169,000        $   553,000
  Deferred .............           (75,808)        (109,000)            96,000
                               -----------        -----------        -----------
                                  (388,294)         1,060,000            649,000
                               -----------        -----------        -----------

State:
  Current ..............            54,233            307,000            213,615
  Deferred .............          (143,910)           (37,000)            34,385
                               -----------        -----------        -----------
                                   (89,677)           270,000            248,000
                               -----------        -----------        -----------
                               $  (477,971)         1,330,000            897,000
                               ===========        ===========        ===========

Income tax (benefit) expense for the years ended December 31, 1996, 1995, and 1994 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                           1996         1995          1994
                                                           ----         ----          ----
Computed "expected" tax (benefit) expense ..........     (516,153)   $1,079,000   $  735,000

Increase (reduction) in income taxes resulting from:
Nondeductible expenses .............................       71,819        51,000       18,000

State and local income taxes, net of
federal income tax benefit .........................      (59,187)      178,000      178,000

Other, net .........................................       25,550        22,000      (34,000)
                                                       ----------    ----------   ----------
                                                         (477,971)    1,330,000      897,000
                                                       ==========    ==========   ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, and 1995 are presented below:

                                                          1996           1995
                                                          ----           ----
Deferred tax assets:
Accounts receivable principally due to allowance
for doubtful accounts .............................  $   214,190    $    81,000
Inventories, cost capitalization ..................      226,177        137,000
Unrealized inventory write downs ..................      138,855           --
Reserve for settlement of litigaton................       96,075           --
Compensated absences, principally due to accrual
for financial reporting purposes ..................       53,450         89,000

Net state operating loss carry forward ............       88,400           --
Other .............................................       93,876
                                                      ----------     ----------
Net deferred tax assets ...........................      911,023        307,000
                                                      ==========     ==========
Deferred tax liabilities:
Plant and equipment, principally due to differences
in depreciation and capitalized interest ..........   (1,549,305)    (1,165,000)
                                                      ----------     ----------
Total gross deferred liabilities ..................   (1,549,305)    (1,165,000)
                                                      ----------     ----------
Net deferred tax liability ........................     (638,282)      (858,000)
                                                      ==========     ==========

As of December 31, 1996 and 1995 no valuation allowance has been established relative to the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible,management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during thecarryforward period are reduced.

(12) Stockholders' Equity

(a) Stock Grants

Since 1986 the Company has granted 61,992 shares of its common stock to certain key employees. The grants are recorded at net book value which was considered the fair market value on the date of the grant, as determined by Company management. Granted shares vest 20% per year beginning on the December 31 immediately after the grant. As of December 31, 1996, 2,035 shares remain unvested. Deferred compensation expense is recorded by the Company for the value of the grants that have not vested. Deferred compensation expense has been netted with additional paid-in capital in the accompanying consolidated statements of stockholders' equity. No shares were granted in 1996 and 1995. Compensation expense of $8,923, $6,926, and $24,356 relating to these grants was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

(b) Stock Option Plan

The Company had two stock option plans in effect at December 31, 1996: The 1993 Employees Stock Option Plan (1993 Plan) and the 1995 Employees Stock Option Plan (1995 Plan) (collectively the "plans").

The 1993 and 1995 Employees Stock Option Plans provide for the issuance to key employees and officers a maximum of 200,000 and 400,000 shares of common stock, respectively, in the form of stock options. Stock options issued under the Plans may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or nonqualified stock options. Options may be exercised only within ten years from the date of grant.

Effective September 1, 1994, certain officer/shareholders agreed to cancel and rescind stock options to purchase 18,700 and 17,400 shares respectively of the Company's authorized but unissued common stock previously granted to them in 1993 in accordance with the 1993 Plan. Effective May 5, 1995, certain officers/shareholders agreed to cancel and rescind stock options to purchase 88,900 shares of the Company's authorized but unissued common stock previously granted to them in 1993 in accordance with the 1993 Plan. Stock options for 160,150 shares of common stock with an exercise price of $5.50 per share, remain outstanding. As a result of the cancellation, 39,850 shares remain available for granting under the 1993 Plan.

At December 31, 1996, there were 39,850 additional shares available for grant under the 1993 Plan and 352,050 additional shares available under the 1995 Plan. The per share weighted-average fair value of stock options granted during 1995 and 1996 was $2.48 and $2.29 respectively on the date of grant using the Black Scholes option-pricing model with the following weightied-average assumptions:
1993 Plan - expected dividend yield 0%, risk-free interest rate of 5.95%, and an expected life of 5 years; 1995 Plan - expected dividend yield 0%, risk free interest rate of 6.03%, and an expected life of 5 years. The expected volatility rate was 39% for both plans.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                       1996            1995
                                                       ----            ----
     Net income        As reported ...........    $(1,040,126)     $1,843,326
                       Pro forma .............     (1,287,965)      1,611,642
     EPS               As reported ...........           (.25)            .46
                       Pro forma .............           (.31)            .40

Pro forma net income (loss) reflects only options granted in 1996 and 1995. Compensation cost is reflected over the options' vesting period of 1 year.

The following table summarizes the activity in the Plan:

                                                              Weighted-Average
                                           Number               Option price
                                         of  Shares              per Share
                                         --  ------              ---------
Outstanding,
  January 1, 1994................         125,000                 $7.35
Rescinded........................         (36,100)                 7.70
                                          -------                ---------
Balance,
 December 31, 1994...............          88,900                  7.35
  Rescinded......................         (88,900)                 7.35
   Granted.......................         160,150                  5.50
                                          -------                ---------
Balance,
 December 31, 1995...............         160,150                  5.50
   Granted.......................          47,950                  4.50
                                          -------                ---------
Balance,
 December 31, 1996...............         208,100                 $5.27
                                          =======                =========

At December 31, 1996 the number of options exercisable was 160,150 with a weighted-average exercise price of $5.50. At December 31, 1995 no options were exercisable.

(c) Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees. The ESPP allows eligible employees the right to purchase common stock every eight weeks at 85% of the average market price during the eight week period. As of December 31, 1996 there were 400,000 shares of common stock reserved for the ESPP. The number of shares issued under the plan in 1996 were 15,828 shares for $37,658.

(13) Foreign Sales

The Company's foreign sales are made principally to customers in Western Europe, Taiwan, Peoples Republic of China, Mexico, South and Central America. All foreign sales are payable in U.S. dollars. No single country accounted for more than 5% of the Company's sales. Such sales amounted to $5,981,700, $4,655,000 and $4,203,000 for the years ended December 31, 1996, 1995, and 1994 respectively.

(14) Commitments

Rental Commitments

The Company's minimum annual rentals under various non-cancelable operating leases for warehouse space, equipment and autos expiring through 2000 is as follows:

Year ending December 31:
------------------------
1997 ................................................                   $356,207
1998 ................................................                    314,673
1999 ................................................                    269,111
2000 ................................................                    154,761
2001 ................................................                     75,330

Rental expense under operating leases was $438,000, $150,000, and $175,000 in 1996, 1995 and 1994, respectively. Rent expense of $30,000 per annum was paid for the years ended December 31, 1995, and 1994 to an entity wholly-owned by certain stockholders of the Company.

(15) Business and Credit Concentrations

The Company's customers are located primarily throughout the United States. There were no accounts receivable from a customer greater than 5% of the Company's total stockholders' equity at December 31, 1996.

(16) Quarterly Results of Operations (Unaudited)

The following table sets forth quarterly financial information for 1996 and 1995:

                          Net          Gross          Net      Net income(loss)
                         sales         profit        income       per share
                         -----         ------        ------       ---------
1996:
First  quarter ...   $ 8,846,000   $ 2,246,000   $  (183,000)       $(.04)
Second quarter ...    10,162,000     2,888,000       143,000          .03
Third quarter ....     9,564,000     2,588,000        70,000          .02
Fourth quarter ...     8,619,000       943,000    (1,070,000)        (.26)
                     -----------   -----------   -----------         ----
Total ............    37,191,000     8,665,000   $(1,040,000)       $(.25)
                     -----------   -----------   -----------         ----

1995:
First quarter ....   $ 9,668,000   $ 2,979,000   $   523,000         $.14
Second quarter ...     9,131,000     3,036,000       594,000          .15
Third quarter ....     8,813,000     2,790,000       480,000          .12
Fourth quarter ...     9,195,000     2,610,000       246,000          .06
                     -----------   -----------   -----------         ----
Total ............   $36,807,000   $11,415,000   $ 1,843,000         $.46
                     -----------   -----------   -----------         ----

1994:
First quarter ....   $ 7,401,000   $ 2,084,000   $   231,000         $.12
Second quarter ...     7,918,000     2,471,000       247,000          .12
Third quarter ....     7,859,000     2,113,000       279,000          .08
Fourth quarter ...     7,406,000     2,252,000       509,000          .13
                     -----------   -----------   -----------         ----
Total ............   $30,584,000   $ 8,920,000   $ 1,265,000         $.44
                     ===========   ===========   ===========         ====

The fourth quarter of 1996 includes a $500,000 write down of inventory related to discontinued products and $100,000 in facility relocation expenses. The fourth quarter of 1996 also include a $305,000 settlement of a lawsuit, (note
18).

The fourth quarter of 1994 includes $100,000 in proceeds from a life insurance policy covering the Company's former director and executive vice president. The effective tax rate in the fourth quarter of 1994 was lower than the effective rate for the entire year in order to adjust the Company's tax expense to the required amount.

(17) Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Accounts receivables-trade, other current assets, notes payable to banks, accounts payables and accrued expenses, customer deposits and deferred income taxes. The carrying amounts of these financial instruments approximate fair value because of the short maturity of those instruments.

Notes payable-stockholders and other long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bank. Such fair values approximated carrying values at December 31, 1996 and 1995.

(18) Commitments and Contingencies

For all of 1996, the Company was a defendant in a group of consolidated lawsuits brought in 1995 alleging personal injuries arising out of a motor vehicle accident involving a vehicle leased by one of the Company's subsidiaries and operated by an employee of that subsidiary. Plaintiffs sought damages for an amount significantly in excess of the Company's insurance policy limits. During 1996 the Company settled two (2) of the cases within the limits of its liability insurance policy. On April 8, 1997 the Company settled the remaining cases by agreeing to pay $200,000.00 to the remaining Plaintiffs. In connection with the settlement, the Company's liability carrier paid the balance of the amount available under the policy after giving effect to the prior settlement. These settlements have been confirmed by the Superior Court and Dismissal Stipulations have been entered dismissing the litigation with prejudice. The Company has recorded $305,000 to cover the cost of the settlement in excess of the insurance proceeds and additional settlement related costs.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                                                                      Schedule 1

                         FOILMARK, INC. AND SUBSIDIARIES

                  Schedule of Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994

Col. A                     Col. B           Col. C            Col. D            Col. E           Col. F
------                     ------           ------            ------            ------           ------
                           Balance at       Charged to                                           Balance
                           beginning        cost and                                             at end of
Classification             of period        expense           Deductions (1)    Other            period
--------------             ---------        -------           ----------        -----            ------
For the year ended
December 31, 1994:
Allowance for doubtful
accounts (deducted from
accounts receivable)       $122,000         $  40,000               --           --             $162,000

For the year ended
December 31, 1995:
Allowance for doubtful
accounts (deducted from
accounts receivable)        162,000           137,000               --           --              299,000

For the year ended
December 31, 1996:
Allowance for doubtful
accounts (deducted from
accounts receivable)        299,000           240,000               --           --              539,000


(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

FOILMARK, INC.

By:       /s/ Frank J. Olsen, Jr.                         Date:   April 11, 1997
    -------------------------------------
         Frank J. Olsen, Jr., President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

           Signature                Capacity                        Date
           ---------                --------                        ----
/s/ Frank J. Olsen, Jr.       Chairman of the Board            April 11, 1997
------------------------      Chief Executive Officer
Frank J. Olsen, Jr.

/s/ Philip Leibel             Vice President - Finance         April 11, 1997
------------------------      Chief Financial Officer
Philip Leibel

/s/ Leonard A. Mintz          Senior Vice President            April 11, 1997
------------------------      & Director
Leonard A. Mintz

/s/ Wilhelm P. Kutsch         Senior Vice President            April 11, 1997
------------------------      & Director
Wilhelm P. Kutsch

/s/ Edward Sullivan           Vice President -                 April 11, 1997
------------------------      West Coast Operations
Edward Sullivan               & Director

/s/ Carol J. Robie            Vice President -                 April 11, 1997
------------------------      Administration & Director
Carol J. Robie

/s/ Kenneth Harris            Vice President -                 April 11, 1997
------------------------      Pad Print Operations
Kenneth Harris                & Director

/s/ Martin A. Olsen           Chairman of the Board            April 11, 1997
------------------------      Emeritus & Director
Martin A. Olsen

           Signature                Capacity                        Date
           ---------                --------                        ----
/s/ Michael J. Bertuch        Director                         April 11, 1997
------------------------
Michael J. Bertuch

/s/ Michael Foster            Director                         April 11, 1997
------------------------
Michael Foster