Form 10-Q
period 1997-03-31
FOILMARK INC
filed 1997-05-09
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0000914066


                                 FOILMARK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                     11-3101034
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5 Malcolm Hoyt Drive
Newburyport, MA 01950
(Address of principal executive offices) (Zip code)

                                 (508) 462-7300
               (Registrant's telephone number including area code)

                              40 Melville Park Road
                            Melville, New York 11747
                    (Former name, former address, and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__     No _____

         APPLICABLE ONLY TO REGISTRANTS INVOLVED BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                            Outstanding

$.01 per value Common Stock                      4,158,183

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

Index                                                                          3

Part I - Financial Information:

     Item 1 - Financial Statements Condensed
              Consolidated Balance Sheets -
     March 31, 1997 and December 31, 1996                                      4

     Consolidated Statement of Income for the
      Three (3) months March 31, 1997 and 1996                                 5

     Consolidated Statements of Cash Flows
      Three (3) months ended March 31, 1997
      and March 31, 1996                                                       6

     Notes to Condensed Consolidated Financial
      Statements                                                               7


     Item 2 - Management's Discussion and Analysis
      of Financial Conditions and Results of
      Operations                                                            8-10



Part II - Other Information:

     Item 1 - Legal Proceedings                                               11

     Item 6 - Other Proceedings                                               11

     Signatures                                                               12

Part I. Financial Information
Item I. Financial Statements

                         Foilmark, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                                  March 31,             December 31,
                                                                                                    1997                    1996
                                                         Assets                                  (Unaudited)              (Audited)
                                                                                                 -----------            ------------

Current Assets:
         Cash                                                                                    $   334,213             $   199,923
         Accounts receivable - trade (less allowance for
           doubtful accounts of $605,220 and $539,000
           in 1997 and 1996)                                                                       6,697,343               5,730,924
         Inventories                                                                              12,389,702              13,910,815
         Other current assets                                                                        369,281                 206,952
         Income tax receivable                                                                       327,206                 491,915
         Deferred income taxes                                                                       760,246                 760,246
                                                                                                 -----------             -----------
           Total current assets                                                                   20,877,991              21,300,775

         Property, plant and equipment, net - at cost                                             12,280,165              12,518,552
         Bond and mortgage financing costs                                                           518,934                 533,868
         Intangible assets, net                                                                    5,749,606               5,840,242
         Other assets                                                                                   --                   138,680

                                                                                                  39,426,696              40,332,117
                                                                                                 ===========             ===========
                                          Liabilities and Stockholders' Equity

Current liabilities:
         Current installments of notes payable-stockholders                                          105,866                 132,113
         Current installments of other long-term debt                                              1,151,425               1,385,598
         Accounts payable and accrued expenses                                                     5,210,712               6,173,197
         Customer deposits                                                                           769,203                 827,812
                                                                                                 -----------             -----------
           Total current liabilities                                                               7,237,206               8,518,720

Long-term debt
         Notes payable to stockholders, net of
           current installments                                                                      755,227                 767,054
         Other long-term debt, net of current installments                                        11,545,429              11,398,034
                                                                                                 -----------             -----------
                                                                                                  12,300,656              12,165,088
Deferred income taxes                                                                              1,398,528               1,398,528

Commitments and Contingencies

Stockholders' equity:
         Common stock (.01 par value: authorized
           10,000,000 shares; issued 4,158,183)                                                       41,582                  41,517
         Additional paid-in capital                                                               13,369,863              13,364,404
         Retained earnings                                                                         5,078,861               4,843,860
                                                                                                 -----------             -----------
           Total stockholders' equity                                                             18,490,306              18,249,781
                                                                                                 -----------             -----------
                                                                                                  39,426,696              40,332,117
                                                                                                 ===========             ===========

      See accompanying notes to condensed consolidated financial statements

Part I. Financial Information

                         Foilmark, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996
                                                        ----            ----

Net sales                                          $ 11,384,275    $  8,846,543
Cost of sales                                         8,695,467       6,599,958
                                                   ------------    ------------

    Gross profit                                      2,688,808       2,246,585

Selling, general and administrative expenses          2,067,535       2,424,835
                                                   ------------    ------------

                                                        621,273        (178,250)
                                                   ------------    ------------

Other income (expense):

    Interest expense - net                             (238,832)       (142,857)
    Other income                                         19,269           4,510
                                                   ------------    ------------
         Income (loss) before income taxes              401,710        (316,597)

Income tax (expense) benefit                           (166,709)        133,000
                                                   ------------    ------------

         Net income (loss)                              235,001        (183,597)
                                                   ============    ============

Net income (loss) per share                                0.06           (0.04)
                                                   ============    ============

Weighted average number of common and common
equivalent shares outstanding                         4,156,183       4,135,844
                                                   ============    ============


           See accompanying notes to consolidated financial statements

                        Foilmark, Inc., and Subsidiaries
         Consolidated Statements of Cash Flows - three (3) months ended
                                   (Unaudited)

                                                        March 31,      March 31,
                                                          1997           1996

Cash flows from operating activities:
Net income (loss)                                    $   235,001    $  (183,597)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                           399,521        380,458
  Amortization                                            90,636         73,626
  Provision for doubtful accounts                         66,220         65,000
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable       (1,032,639)       697,986
     Decrease (increase) in inventories                1,521,113     (1,904,877)
     Decrease in income tax receivable                   164,709           --
     Decrease in bond and mortgage                        14,934         13,517
     Increase in other assets                            (23,649)      (219,957)
     (Decrease) increase in accounts payable            (962,485)       964,250
       and accrued expenses
     (Decrease) increase in customer deposits            (58,609)       131,032
     Decrease in cash restricted                            --          817,799

  Net cash provided by operating activities              414,752        835,237
                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                  (161,134)    (1,342,138)

  Net cash used in investing activities:                (161,134)    (1,342,138)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds of other long-term debt                          --          293,393
  Payments of notes payable to stockholders              (38,054)          --
  Payments of other long-term debt                       (86,798)          --
  Proceeds from shares issued under benefit plans          5,524           --

  Net cash (used) provided by financing activities      (119,328)       293,393
                                                     -----------    -----------

Net (decrease) in cash                                   134,290       (213,508)

Cash - beginning of period                               199,923        464,256
                                                     -----------    -----------

Cash - end of year                                       334,213        250,748
                                                     ===========    ===========




           See accompanying notes to consolidated financial statements

                                 Foilmark, Inc.
           Notes to Condensed Consolidated Financial Statement Sheets
                             March 31, 1997 and 1996
                                   (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996, the results of operations for the three (3) months ended March 31, 1997 and 1996 and statements of cash flows for the three (3) months ended March 31, 1997 and 1996.

     Results for an interim period are not necessarily indicative of results of the entire year and such results are subject to year end adjustments and independent audit.

     The classification of inventories as of March 31, 1997 and December 31, 1996 was as follows:


                                 March 31, 1997        December 31, 1996
                                   Unaudited                 Audited

     Raw Materials               $   867,279             $   795,856

     Work in Progress              2,601,837               3,768,067

     Finished Goods                8,920,586               9,346,892
                                 -----------             -----------
                                 $12,389,702             $13,910,815
                                 ===========             ===========

Item II. Management's Discussion Analysis of Financial Conditions and Result of Operations


GENERAL

The Company's net revenues for first quarter 1997 increased by 28.7% to $11,384,275 compared to $8,846,543 in the same quarter last year. The increase resulted from the shipment to North China Industries for equipment to manufacture, convert, and apply hot stamping foils and holographic products and the improvement in the general hot stamping foil product line due to the favorable acceptance of the Optimum Gold, OG Series and a 508% increase in the Foilmark Holographic division.

The Company had net income of $235,001 or $0.06 per share for the three months ended March 31, 1997 compared to a net loss of $183,597 or $04 per share in the first quarter of 1996. The improvement in net income was due to increased revenues, a decline in polyester prices, full production from the Company's new metallizer, and consolidation of its machinery production facilities.

During March 1997 the Company began serious settlement negotiations in connection with the personal injury litigation filed against the Company in 1995 and described in its prior financial statements and filings. These ongoing negotiations required the Company to delay the filing of its annual report form 10-K. On April 8, 1997 the Company reached a settlement with all the plaintiffs in the litigation requiring the Company to pay $200,000 in excess of the proceeds available under the insurance policy. The Company included the total cost of the settlement including legal and other costs of $305,000 in the 1996 net loss and will have no impact on the 1997 operations.

NET SALES:


Net sales for the three (3) months ended March 31, 1997 increased by $2,537,732 or 28.7% compared to the three months ended March 31, 1996. Included in the 1997 sales was the shipment to China as part of a contract received in July 1996 to supply equipment to manufacture, convert and apply hot stamping foils and holographic products. Additionally the Company's Foilmark Holographic division experienced a 508% increase in sales in the 1997 first quarter. The hot stamping and pad printing machinery product lines were generally flat during the three months ended March 31, 1997 as compared to the comparable 1996 period.

GROSS PROFIT:

Gross profit increased $442,223 or 19.6% for the three months ended March 31, 1997 compared to the 1996 first quarter. Gross profit as a percentage of sales however declined by 7.1% to 23.6% for the three months ended March 31, 1997 from 25.4% for the comparable 1996 three months.

The reduction was caused by decline in gross profit from the machinery group due to continuing inefficiencies as a result of soft market conditions that existed for all of the 1997 first quarter. In addition the shipment of the equipment to China was below the normal gross profit percentage due to the future benefits that are expected to be derived from this sale. Partially offsetting the decrease in gross profit percentage was the foil product line gross profit which experienced a 33% increase due to the reduction in polyester film prices, operation of the new metallizer for all of the 1997 first quarter and the favorable contributions of the Foilmark Holographic division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses declined by $357,300 or 14.7% for the three months ended March 31, 1997 compared to the comparable 1996 period. The reduction was due primarily in the area of selling expenses due to an expansion of the outside sales force and the reduction of manufacturers representatives to provide the Company with more cost effective sales coverage.

INCOME FROM OPERATIONS:

Income from operations increased to $621,273 for the three months ended March 31, 1997 compared to a loss of $178,250 for the three months ended March 31, 1996. The primary reason for the increase was the return to profitability of the foil group in the 1997 first quarter compared to the comparable 1996 quarter. In addition, the sale for the equipment to China was recorded in the current first quarter which had a positive impact on income from operations.

INTEREST EXPENSE

Interest expense increased to $238,832 for the three months ended March 31, 1997 compared to $142,857 for the comparable 1996 period. The increase in interest expense was due to additional bank debt required to provide working capital.

PROVISION FOR INCOME TAXES

Provision for income taxes for the three months ended March 31, 1997 was $166,709 based on income before taxes of $401,710 compared to an income tax benefit of $133,000 as a result of a pre-tax loss of $316,597 for the three months ended March 31, 1996. The effective tax rate used was 41.5% and 42% respectively for the 1997 and 1996 first quarter.

NET INCOME:

For the three months ended March 31, 1997 The Company had net income of $235,001 compared to a net loss of $183,597 for the three months ended March 31,1996. The increase in income was attributable to a 29% increase in sales volume, a 20% increase in gross profit and a 14.7% decrease in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES:

On March 31, 1997, the Company amended the six million dollar ($6,000,000) revolving credit agreement. The amended agreement does not require principal payments prior to June 30, 1998 and has less restrictive financial covenants than the Company had prior to the amendment. At March 31, 1997 the Company had borrowed $5.483,329 under the revolving credit agreement.

During the first quarter the Company began negotiations for the sale of the Melville, New York property, which resulted in a purchase and sale agreement to be signed on April 4, 1997 for two million dollars ($2,000,000). Closing on the property is scheduled for June 30, 1997. The Company also received during April 1997 an offer to purchase the Norwood, Massachusetts property, that had been under utilized since the consolidation of the machinery operation had been completed in June 1996. The Company has accepted the $900,000 offer and is in the process of finalizing the purchase and sales agreement. Closing is expected to be completed within ninety days, which should take place during July 1997. The net proceeds to be received of approximately $2,745,000 will result in an approximate break even, and will have no income tax effect. Total amount of the proceeds from the sale of the buildings will be used for bank debt reduction.

At March 31, 1997 the Company increased the working capital to $13,640,785 from $11,052,622 at March 31, 1996. The increase was due primarily due to amending the revolving credit agreement which eliminated the current installment of long term debt until after June 30, 1997, the refinancing of two existing mortgages completed in December 1996 resulting in longer maturities of the long term debt, and an increase in deferred income taxes.

As of March 31, 1997 the Company had $516,671 available under its revolving credit facility. The Company expects that cash from operations and existing credit facilities will be sufficient to meet its operating needs for 1997.

OTHER MATTERS:

In March of 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings Per share", which establishes standards of computing and presenting earnings per share. The Company will adopt the provisions of this new standard effective December 31, 1997, and all prior periods will be restated. The effect of adoption will not have a material impact on the Company's financial condition, result of operations or cash flows.

Part II. Other Information


Item 1. LEGAL PROCEEDINGS

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

Item 2. CHANGES IN SECURITIES

     Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITY

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5. OTHER INFORMATION

     Not applicable.

Item 6. OTHER PROCEEDINGS


     On April 4, 1997 the Company entered into an agreement to sell its Melville, New York property for $2,000,000.00 dollars. The closing is scheduled for June 30, 1997. Additionally in April 1997, the Company accepted an offer of $900,000.00 to sell its Norwood, Massachusetts property. The Company and the Buyer are in the process of negotiating a definitive purchase and sales agreement. The closing of this sale is expected to take place in July 1997. The Company expects to incur no material earnings or tax gain or loss on the combination of these transactions. The net proceeds will be used to reduce bank debt.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOILMARK, INC.


May 8, 1997       By: /s/ Philip Leibel
-----------           ----------------------------------------------------------
Date                  Philip Leibel, Vice President-Finance (Chief Financial &
                      Accounting Officer)

May 8, 1997       By: /s/ Frank J. Olsen, Jr.
-----------           ----------------------------------------------------------
Date                  Frank J. Olsen, Jr., President and Chief Executive Officer