Form 10-Q
period 1997-06-30
FOILMARK INC
filed 1997-08-12
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No __

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___  No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                         Outstanding

$.01 per value Common Stock                                   4,162,343

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

Index                                                                       3

Part I - Financial Information:

         Item 1 - Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996                               4

         Condensed Consolidated Statement of Income for
           the Three (3) and Six (6) months June 30, 1997 and 1996          5

         Consolidated Statements of Cash Flows
            Six (6) months ended June 30, 1997 and June 30, 1996            6

         Notes to Condensed Consolidated Financial Statements               7

         Item 2 - Management's Discussion and Analysis of
                     of Financial Conditions and Results of Operations     8-10


Part II - Other Information:

         Item 1 - Legal Proceedings                                        11

         Item 4 - Submission of Matters to a Vote of Security Holders     11-12

         Item 6 - Other Proceedings                                        12

         Item 7 - List of Exhibits                                         12

         Item 8 - Signatures                                               13

Part I. Financial Information
Item 1. Financial Statements

                         Foilmark, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                                                                     June 30,             December 31,
                                                                                      1997                    1996
                                    Assets                                         (Unaudited)             (Audited)
                                    ------                                         -----------             ---------
Current Assets:
            Cash                                                                   $   226,139           $   199,923
            Accounts receivable - trade (less allowance for doubtful
              accounts of $663,000  and $539,000  in 1997 and 1996)                  7,501,482             5,730,924
            Inventories                                                             12,755,949            13,910,815
            Other receivables                                                          895,395                  --
            Other current assets                                                       324,403               206,952
            Income tax receivable                                                      113,915               491,915
            Deferred income taxes                                                      760,246               760,246
                                                                                   -----------           -----------
                 Total current assets                                               22,577,529            21,300,775

            Property, plant and equipment, net                                       9,509,122            12,518,552
            Bond and mortgage financing costs                                          391,409               533,868
            Intangible assets, net                                                   5,662,644             5,840,242
            Other assets                                                                90,465               138,680
                                                                                   -----------           -----------

                                                                                    38,231,169            40,332,117
                                                                                   ===========           ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
            Current installments of notes payable- stockholders                        109,608               132,113
            Current installments of other long-term debt                               953,740             1,385,598
            Accounts payable and accrued expenses                                    5,310,173             6,173,197
            Customer deposits                                                          816,792               827,812
                                                                                   -----------           -----------
                Total current liabilities                                            7,190,313             8,518,720

Long-term debt
            Notes payable to stockholders, net of current installments                 711,614               767,054
            Other long-term debt, net of current installments                       10,108,178            11,398,034
                                                                                   -----------           -----------
                                                                                    10,819,792            12,165,088

Deferred income taxes                                                                1,398,528             1,398,528

Commitments and contingencies

Stockholders' equity:
            Common stock ($.01 par value: authorized
             10,000,000 shares; issued 4,162,343)                                       41,628                41,517
            Additional paid-in capital                                              13,374,474            13,364,404
            Retained earnings                                                        5,406,434             4,843,860
                                                                                   -----------           -----------
                Total stockholders' equity                                          18,822,536            18,249,781
                                                                                   -----------           -----------

                                                                                    38,231,169            40,332,117
                                                                                   ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

Part I. Financial Information


                         Foilmark, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                  1997               1996               1997              1996
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $ 10,142,760       $ 10,162,169       $ 21,527,035       $ 19,008,712
Cost of sales                                                    7,238,039          7,274,017         15,933,506         13,873,975
                                                              ------------       ------------       ------------       ------------

       Gross profit                                              2,904,721          2,888,152          5,593,529          5,134,737

Selling, general and
       administrative expenses                                   2,189,409          2,425,989          4,256,944          4,850,824
                                                              ------------       ------------       ------------       ------------

                                                                   715,312            462,163          1,336,585            283,913
                                                              ------------       ------------       ------------       ------------

Other income (expense):
       Interest expense - net                                     (201,397)          (241,846)          (440,229)          (384,703)
       Other income                                                 26,949             36,277             46,218             40,787
                                                              ------------       ------------       ------------       ------------
            Income (loss) before income taxes                      540,864            256,594            942,574            (60,003)

Income tax (expense) benefit                                      (213,291)          (113,100)          (380,000)            19,900
                                                              ------------       ------------       ------------       ------------

            Net income (loss)                                      327,573            143,494            562,574            (40,103)
                                                              ============       ============       ============       ============

Net income (loss) per share                                           0.08               0.03               0.14              (0.01)
                                                              ============       ============       ============       ============
Weighted average number of common and
  common equivalent shares outstanding                           4,160,171          4,141,254          4,158,188          4,141,254
                                                              ============       ============       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                        Foilmark, Inc., and Subsidiaries
            Consolidated Statements of Cash Flows - Six months ended
                                   (Unaudited)

                                                                                            June 30,             June 30,
                                                                                              1997                 1996
                                                                                              ----                 ----
Cash flows from operating activities:
Net income (loss)                                                                            562,574              (40,103)
Adjustments to reconcile net income to net
  cash provided by operating activities:
             Depreciation                                                                    834,673              705,050
             Amortization                                                                    204,880              174,286
             Provision for doubtful accounts                                                 153,629               61,439
             Increase in deferred taxes                                                         --                174,865
             Changes in assets and liabilities:
                     (Increase) in accounts receivable                                    (1,924,187)            (612,307)
                     Decrease (increase) in inventories                                    1,154,866           (1,103,333)
                     Decrease in income tax receivable                                       378,000                 --
                     (Increase) in other assets                                              (80,256)            (319,641)
                     (Decrease) increase in accounts payable and                            (863,024)             887,993
                       accrued expenses
                     Decrease in restricted short-term investments                              --              1,037,590
                                                                                          ----------           ----------
                 Net cash provided by operating activities                                   421,155              965,839
                                                                                          ----------           ----------

Cash flows from investing activities:
             Capital expenditures                                                           (361,800)          (1,813,356)
             Sale of facilities                                                            2,536,557                 --
             (Increase) in other receivables                                                (895,395)                --
             Decrease in bond and mortgage financing costs                                   115,177                 --
                                                                                          ----------           ----------
                 Net cash provided by (used in) investing activities:                      1,394,539           (1,813,356)
                                                                                          ----------           ----------

Cash flows from financing activities:
             Proceeds of stockholder loans and
                long-term debt, net                                                             --                564,564
             Payments of notes payable to stockholders                                       (77,945)             (81,643)
             Proceeds of other long-term debt                                              1,089,000                 --
             Payments of other long term debt                                             (2,810,714)                --
             Proceeds from shares issued under benefit plans                                  10,181               19,910
                                                                                          ----------           ----------
                 Net cash (used for) provided by financing activities                     (1,789,478)             502,831
                                                                                          ----------           ----------

Net (decrease) in cash                                                                        26,216             (344,686)

Cash - beginning of period                                                                   199,923              464,256
                                                                                          ----------           ----------
Cash - end of period                                                                         226,139              119,570
                                                                                          ==========           ==========

     See accompanying notes to condensed consolidated financial statements.

                                 Foilmark, Inc.
           Notes to Condensed Consolidated Financial Statement Sheets
                             June 30, 1997 and 1996
                                   (Unaudited)


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all the adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and 1996, the results of operations for the six (6) months ended June 30, 1997 and 1996 and statements of cash flows for the six (six) months ended June 30, 1997 and 1996.

     Results for an interim period are not necessarily indicative of results of the entire year and such results are subject to year end adjustments and independent audit.

     The classification of inventories as of June 30, 1997 and December 31, 1996 was as follows:


                                       June 30, 1997           December 31, 1996
                                         Unaudited                  Audited

Raw Materials                           $ 1,658,273              $   795,856

Work in Progress                          3,380,326                3,768,067

Finished Goods                            7,717,350                9,346,892
                                        -----------              -----------

                  Total                 $12,755,949              $13,910,815
                                        ===========              ===========

Item 2. Management's Discussion Analysis of Financial Conditions and Result of Operations

GENERAL

The Company's net revenues for the second quarter 1997 were relatively the same at $10,142,760 compared to $10,162,169 for the 1996 second quarter. Net income, rose to $327,573 or $.08 per share for the three months ended June 30, 1997 compared to $143,494 or $.03 per share for the comparable 1996 period. This represents a 128% increase in net income and a 167% increase in earnings per share. For the six months ended June 30, 1997 revenues increased by 13.2% to $21,527,035 up from $19,008,712 for the six months ended June 30,1996. Net income totaled $562,574 or $.14 per share compared to a loss of $40,103 or $.01 per share for the 1996 six month period.

The 1997 second quarter and six months results benefited from the consolidation of the machinery plants in Newburyport, Massachusetts completed during 1996, elimination of overhead duplications, operation of the state-of-the art metallizer in conjunction with the new high speed foil production equipment for all of 1997, ongoing reduction in polyester prices, the main component used in the foil manufacturing process, and continued growth in the Foilmark Holographic division.

The machinery group, although making significant progress in the 1997 second quarter and six months, still remained unprofitable due to weak order demand for pad printing machines for most of the period. Current backlog for this product line has improved, and it is expected that the machinery group will contribute to profitability for the second half of 1997.

NET SALES:

Net sales for the six months ended June 30, 1997 increased 13.2% to $21,527,035 from $19,008,712 for the six months ended June 30, 1996. For the three months ended June 30, 1997, net sales were $10,142,760, relatively the same as the comparable 1996 period at $10,162,169. Included in the six months 1997 net sales was the shipment to China for equipment to manufacture ,convert, and apply hot stamping foils and holographic products and a 221% increase in sales of the Foilmark Holographic division. Sales in the general foil and machinery product lines were basically flat during the 1997 second quarter compared to 1996.

GROSS PROFIT:

Gross profit increased $458,792 or 8.9% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Gross profit as a percentage of sales declined from 27.0% in 1996 to 26.0% in the six months ended June 30, 1997. The decline in gross profit percentage was caused primarily as a result of losses in the machinery group due to soft market conditions during the first quarter. For the three months ended June 30, 1997 gross profit as a percentage of sales increased strongly from the 1997 first quarter to 28.6% as compared to the 1996 second quarter of 28.4%. The improvement in the 1997 second quarter gross profit as a percentage of sales was a result of improved manufacturing efficiencies at the hot stamping machinery plant, continuing reduction in polyester film prices and increased contributions of the Foilmark Holographic division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses declined by $593,880 or 12.2 % and $236,580 or 9.8% for the six and three months ended June 30, 1997 compared to the same periods in 1996. Expenses as a percentage to sales declined to 19.8% and 21.6% from 25.5% and 23.9% respectively for the 1997 six and three months compared to the same six and three month periods in 1996.

The reduction was primarily due to the change in marketing strategy. At the beginning of 1997 the Company expanded its direct outside sales force and reduced manufacturers representatives in most territories to provide the Company with more cost effective sales coverage.

INCOME FROM OPERATIONS:

Income from operations increased by 371% or $1,052,672 to $1,336,585 for the six months ended June 30,1997 as compared to $283,913 for the six months ended June 30, 1996. For the three months ended June 30, 1997 income from operations increased to $715,312 a gain of $253,149 from the comparable 1996 period. The primary reason for the large increase in income from operations was the return to profitability of the foil group in 1997 compared to 1996. During 1997 the foil group benefitted from the state-of-the-art metallizer being available for the complete six months, reduction in polyester film prices and reduction in the selling expenses.

INTEREST EXPENSE

For the six months ended June 30, 1997 interest expense increased to $440,229, a $55,526 increase over the six months ended June 30, 1996. In the three months ended June 30 1997 interest expense declined by 16.7% to $201,397 from $241,846 in the three months ended June 30,1996. The decrease in interest expense in the 1997 second quarter was due to a reduction in bank debt as a result of a positive cash flow from operating activities and sale of the Melville, New York property.

PROVISION FOR INCOME TAXES:

Provision for income taxes for the six months ended June 30,1997 was $380,000 based on income before taxes of $942,574 as compared to an income tax benefit of $19,000 as a result of a pre-tax loss of $60,003 for the six months ended June 30, 1996. The effective tax rate used was 40.3% and 33.2% respectively for the 1997 and 1996 six months.

NET INCOME:

For the six and three months ended June 30,1997 the Company had net income of $562,574 and $327,573 respectively as compared to $143,494 and a loss of $40,103 for the six and three months ended June 30, 1996. The increase in net income for the six months of 1997 was due to a 13.2% increase in net sales, a 8.9% increase in gross profit and a 12.2% decrease in selling, general and administrative expenses. The increase in net income for the three months ended June 30,1997 was due primarily to a $236,580 decrease in selling expenses and a $40,449 reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES:

On June 19, 1997 the Company completed the sale of the Melville, New York property receiving $2,000,000 less expenses for brokers commission and legal fees. $1,500,000 of the proceeds was used for bank debt reduction with the remaining balance used for working capital. The sale of the Norwood, Massachusetts property is scheduled to close on August 13,1997 at a selling price of $900,000 less expenses. The net proceeds from this sale will be used for further bank debt reduction. The combined sales of both properties will result in a net gain of approximately $44,000 and will allow the Company to eliminate underutilized assets, combine manufacturing operations and reduce overhead.

On June 30,1997 the Company concluded refinancing with one of its banks, increasing the revolving line of credit from $6 million to $10 million at the same interest rate of bank prime or LIBOR plus 2%. No repayments will be required until maturity on June 30, 2000. At the same time the Company repaid a term loan in the amount of $650,000 with its other bank using the newly increased line of credit. At June 30, 1997 the Company had outstanding under the revolving line of credit a total of $6,595,944 leaving a total of $3,404,056 available under its revolving credit facility. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

At June 30 1997, the Company's working capital was $15,387,216, an increase of $2,605,161 from December 31, 1996. The increase in working capital was due primarily to the refinancing of the revolving line of credit on more favorable terms by the elimination of current installments of long term debt, the sale of the Melville, New York property, the reduction of debt and profitable operations for the six months ended June 30, 1997.

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

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

     For all of 1996, the Company was a defendant in a group of consolidated lawsuits brought in 1995 alleging personal injuries arising out of a motor vehicle accident involving a vehicle leased by one of the Company's subsidiaries and operated by an employee of that subsidiary. Plaintiffs sought damages for an amount significantly in excess of the Company's insurance policy limits. During 1996 the Company settled two (2) of the cases within the limits of its liability insurance policy. On April 8, 1997 the Company settled the remaining cases by agreeing to pay $200,000 to the remaining Plaintiffs. In connection with the settlement, the Company's liability carrier paid the balance of the amount available under the policy after giving effect to the prior settlement. These settlements have been confirmed by the Superior Court and Dismissal Stipulations have been entered dismissing the litigation with prejudice.

Item 2. CHANGES IN SECURITIES

     Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITY

     Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1997, the Company held its Annual Meeting of Shareholders, Martin Olsen, Leonard Mintz and Edward Sullivan were elected to be the Directors of the Company for three (3) year terms expiring in 2000. Michael Bertuch and Michael Foster were elected to be the Directors of the Company for two (2) year terms expiring in 1999. Set forth below are the results of each matter voted upon at the Annual Meeting.

     1.   Election of Directors: - For Three (3) Year Term

                                             For                       Withheld
                                             ---                       --------
           (a) Martin Olsen                  2,664,748                 28,936
           (b) Leonard Mintz                 2,667,448                 26,236
           (c) Edward Sullivan               2,664,948                 28,736


     2.   Election of Directors: - For Two (2) Year Term

                                             For                       Withheld
                                             ---                       --------
           (a) Michael Bertuch               2,663,948                 29,736
           (b) Michael Foster                2,666,148                 27,536

     3.   Ratification to adopt the 1997 Directors Stock Option Plan

                  For                       Against           Abstentions
                  ---                       -------           -----------
                  2,607,402                 76,536            9,746

Item 5.  OTHER INFORMATION

     Not applicable

Item 6. OTHER PROCEEDINGS

     In April 1997, the Company accepted an offer of $900,000 to sell its Norwood, Massachusetts property. The closing of this sale is scheduled to take place in August, 1997. The Company expects to incur no material earnings or tax gain or loss on the combination of the sale of this facility and the sale of the Melville, New York facility completed in June, 1997. The net proceeds of the Norwood sale will be used to reduce bank debt.

Item 7. LIST OF EXHIBITS

         10.48       Mulliken Way, Newburyport, Massachusetts Property Lease
         10.49       50 Parker Street, Newburyport, Massachusetts Property Lease
         10.50       120 Fairchild Avenue, Plainview, New York Property Lease
         10.51       1997 Non-Employee Directors' Stock Plan

Item 8. SIGNATURES

Item 8

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOILMARK, INC.


August 12, 1997    By: /s/ Philip Leibel
---------------        ---------------------------------------------------------
Date                   Philip Leibel, Vice President-Finance (Chief Financial &
                       Accounting Officer)


August 12, 1997   By: /s/ Frank J. Olsen, Jr.
---------------       ----------------------------------------------------------
Date                  Frank J. Olsen, Jr., President and Chief Executive Officer