Form 10-Q
period 1997-09-30
FOILMARK INC
filed 1997-11-14
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

Yes __X__    No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                         Outstanding

$.01 per value Common Stock                                    4,164,527

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
Index                                                                                3

Part I - Financial Information:

         Item 1 - Financial Statements
          Consolidated Balance Sheets -
          September 30, 1997 and December 31, 1996                                   4

         Consolidated Statements of Operations for
          the Three (3) and Nine (9) months September 30, 1997 and 1996              5

         Consolidated Statements of Cash Flows
          Nine (9) months ended September 30, 1997 and September 30, 1996            6

         Notes to Consolidated Financial Statements                                  7

         Item 2 - Management's Discussion and Analysis of
          of Financial Conditions and Results of Operations                         8-10


Part II - Other Information:

         Item 1 - Legal Proceedings                                                 11

         Item 2 - Changes in Securities                                             11

         Item 5 - Other Information                                                 11

         Item 6 - Exhibits and Report on Form 8-K                                   11

         Item 8 - Signatures                                                        12

Part I.  Financial Information
Item 1.  Financial Statements

                                                   Foilmark, Inc. and Subsidiaries
                                                     Consolidated Balance Sheets

                                                                                            September 30, 1997     December 31, 1996
                                               Assets                                          (Unaudited)             (Audited)
                                               ------                                          -----------             ---------
Current Assets:
   Cash                                                                                         $   601,214           $   199,923
   Accounts receivable - trade (less allowance for doubtful                                       5,644,553             4,864,671
       accounts of $416,000 and $339,000 in 1997 and 1996)
   Inventories                                                                                    7,871,638             9,501,682
   Current assets of discontinued operations                                                      2,600,000             5,320,313
   Other current assets                                                                             171,649               185,669
   Income tax receivable                                                                            478,787               468,271
   Deferred income taxes                                                                          2,923,818               760,246
                                                                                                ---------------------------------
                                             Total Current Assets                                20,291,659            21,300,775

   Property, plant and equipment, net - at cost                                                   8,854,480             9,130,741
   Bond and mortgage financing costs                                                                369,207               523,636
   Intangible assets, net                                                                         4,585,143             4,780,658
   Noncurrent assets of discontinued operations                                                     300,000             4,506,713
   Other assets                                                                                      74,490                89,594
                                                                                                ---------------------------------
                                                                                                 34,474,979            40,332,117
                                                                                                =================================


                                Liabilities and Stockholders' Equity
                                ------------------------------------
Current Liabilities:
   Current installments of notes payable - stockholders                                             110,506               132,113
   Current installments of other long term debt                                                     595,984             1,385,598
   Accounts payable and accrued expenses                                                          4,808,176             5,016,236
   Customer deposits                                                                                209,856               450,451
   Current liabilities of discontinued operations                                                 1,417,448             1,534,322
                                                                                                ---------------------------------
                                             Total Current Liabilities                            7,141,970             8,518,720

Long Term Debt:
   Notes payable to stockholders, net of current installments                                       696,076               767,054
   Other long term debt, net of current installments                                             10,402,165            11,398,034
                                                                                                ---------------------------------
                                                                                                 11,098,241            12,165,088

Deferred Income Taxes                                                                             1,398,528             1,398,528

Commitments and Contingencies:

Stockholders' Equity:
   Common Stock ($.01 par value: authorized 10,000,000
        shares; issued 4,164,527)                                                                    41,645                41,517
   Additional paid-in capital                                                                    13,386,528            13,364,404
   Retained earnings                                                                              1,408,067             4,843,860
                                                                                                ---------------------------------
                                             Total Stockholders' equity                          14,836,240            18,249,781
                                                                                                ---------------------------------

                                                                                                ---------------------------------
                                                                                                $34,474,979           $40,332,117
                                                                                                =================================


          See accompanying notes to consolidated financial statements.

Part I.  Financial Information

                         Foilmark, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30                      September 30
                                                                            1997            1996            1997            1996
                                                                            ----            ----            ----            ----
Net Sales                                                              $  8,417,036    $  7,819,024    $ 25,741,355    $ 22,507,427
Cost of Sales                                                             5,922,028       5,468,348      18,347,366      16,127,908
                                                                       ------------------------------------------------------------

          Gross Profit                                                    2,495,008       2,350,676       7,393,989       6,379,519

Selling, General and Administrative Expenses                              1,734,415       1,757,847       4,973,353       5,226,100
                                                                       ------------------------------------------------------------

                                                                            760,593         592,829       2,420,636       1,153,419
                                                                       ------------------------------------------------------------

Other Income (expense):
          Interest Expense - Net                                           (137,144)       (149,732)       (384,293)       (260,662)
          Other Income                                                          454          21,646             450         104,668
                                                                       ------------------------------------------------------------

          Income from Continuing Operations Before
                         Income Taxes                                       623,903         464,743       2,036,793         997,425

Income Tax Expense                                                         (227,956)       (171,020)       (806,406)       (409,564)
                                                                       ------------------------------------------------------------

          Income from Continuing Operations                                 395,947         293,723       1,230,387         587,861

Discontinued Operations
          (Loss) from Operations, Net of Income Tax Benefit                (376,253)       (223,478)       (648,119)       (557,719)

          (Loss) upon Disposition, Net of Income Tax Benefit             (4,018,061)           --        (4,018,061)           --
                                                                       ------------------------------------------------------------

Net Income (loss)                                                        (3,998,367)         70,245      (3,435,793)         30,142
                                                                       ============================================================

Net Income (loss) Per Share
          From Continuing Operations                                           0.10            0.07            0.30            0.14
          From Discontinued Operations                                        (1.06)          (0.05)          (1.12)          (0.13)
                                                                       ------------------------------------------------------------
                                                                              (0.96)           0.02           (0.82)           0.01
                                                                       ============================================================

Weighted Average Number of Common and Common
          Equivalent Shares Outstanding                                   4,163,482       4,144,254       4,159,972       4,144,254
                                                                       ============================================================

          See accompanying notes to consolidated financial statements.

                                              Foilmark, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows - Nine Months Ended
                                                        (Unaudited)

                                                                                                  September 30,        September 30,
                                                                                                       1997                1996
                                                                                                       ----                ----
Cash Flows from Operating Activities:

Net income from continuing operations                                                              $ 1,230,387         $   587,861
Adjustments to reconcile net income to net cash provided
     by continuing operations:
                Depreciation and amortization                                                        1,268,404           1,005,396
                Provision for doubtful accounts                                                        157,200              80,445
                Increase in deferred taxes                                                                --               103,865
                Changes in assets and liabilities:
                               (Increase) in accounts receivable                                      (937,082)         (1,195,045)
                               Decrease (increase) in inventories                                    1,630,044          (1,560,271)
                               Decrease in income tax receivable                                       (10,516)               --
                               Decrease (increase) in bond and mortgage                                116,819             (33,383)
                               (Increase) in other assets                                             (321,760)           (191,220)
                               (Decrease) increase in accounts payable
                                      and accrued expenses                                          (1,361,060)          1,045,181
                               Decrease in restricted short-term investments                              --             1,037,590
                                                                                                   -------------------------------
                Net cash provided by continuing operations                                           1,772,436             880,419
                                                                                                   -------------------------------

Net cash provided by (used in) discontinued operations                                              (1,394,466)            207,753
                                                                                                   -------------------------------

Cash Flows from Investing Activities:

                Capital expenditures                                                                  (657,420)         (1,984,349)
                Proceeds from sale of facilities                                                     2,536,557                --
                                                                                                   -------------------------------
                Net cash provided by (used in) investing activities                                  1,879,137          (1,984,349)


Cash Flows from Financing Activities:

                Proceeds of stockholder loans and long-term debt                                          --               690,345
                Payments of notes payable to stockholders                                              (92,585)           (126,962)
                Proceeds of other long-term debt                                                     1,512,445                --
                Payments of other long-term debt                                                    (3,297,928)               --
                Proceeds from shares issued under benefit plans                                         22,252              28,893
                                                                                                   -------------------------------
                Net cash (used in) provided by financing activities                                 (1,855,816)            592,276

Net increase (decrease) in Cash                                                                        401,291            (303,901)

Cash - Beginning of Period                                                                             199,923             464,256
                                                                                                   -------------------------------
Cash - End of Period                                                                               $   601,214         $   160,355
                                                                                                   ===============================


          See accompanying notes to consolidated financial statements.

                                 Foilmark, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 1997 and 1996
                                   (Unaudited)

1. The accompanying consolidated financial statements of Foilmark, Inc. and subsidiaries (the "Company") for the three and nine month periods ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated April 11, 1997 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the remainder of the year.

2. On October 15, 1997 the Company announced that it was discontinuing the manufacture of hot stamping equipment. Accordingly, Kensol-Olsenmark, Inc., the hot stamping manufacturing company, is reported as a discontinued operation at September 30, 1997. The consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior years operating results have been restated to reflect continuing operations.

3. The classification of inventories as of September 30, 1997 and December 31, 1996 was as follows:

                                     September 30, 1997        December 31, 1996

Raw Materials                            $1,023,312                $  785,499

Work in Progress                          1,613,686                 3,283,109

Finished Goods                            5,234,640                 5,433,074
                                         ----------                ----------

         Total                           $7,871,638                $9,501,682
                                         ==========                ==========

Item 2. Management's Discussion Analysis of Financial Conditions and Result of Operations

GENERAL

On October 15, 1997 the Company announced the discontinuance of the manufacture of hot stamping equipment in order to focus on its hot stamping foil and holographic film products and its pad printing machinery and supply business segments.

Discontinuation of the hot stamp equipment line resulted in a charge of $4,018,061 net of tax benefit, including a restructuring charge of $1,153,000 for severance and other costs related to the discontinuation. Loss from discontinued operations for the three and nine months ended September 30, 1997 net of income tax benefits were $376,253 and $648,119 respectively. The Company incurred a $1.06 and $1.12 per share charge from discontinued operations for the three and nine months ended September 30,1997.

Net revenues from continuing operations increased by 7.7% for the three months ended September 30, 1997 compared to the same 1996 period. Net income rose to $395,947 or $.10 per share for the third quarter 1997 compared to $293,723 or $.07 per share for the three months ended September 30, 1996. This represents a 34.8% increase in net income and a 42.9% increase in earnings per share.

For the nine months ended September 30, 1997 revenues from continuing operations increased by 14.4% to $25,741,355 up from $22,507,427 for the nine months ended September 30, 1996. Net income totaled $1,230,387 or $.30 per share compared to $587,861 or $.14 per share for the 1996 nine month period. This represents a 109.3% increase in net income and a 114.3% increase in earnings per share.

The 1997 third quarter and nine months improvement in revenues and net income compared to 1996 reflect continuing strong demand for Foilmark's hot stamping foil and holographic products, ongoing cost reductions, and a reduction in selling, general and administrative expenses as a percentage of sales.

NET SALES:

Net sales of continuing operations for the three months ended September 30, 1997 increased 7.7% to $8,417,036 from $7,819,024 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net sales were $25,741,355 a 14.4% increase over the comparable 1996 period. The nine month 1997 revenues benefited from the shipment to China for equipment to manufacture, convert, and apply hot stamping foils and holographic products, general acceptance and demand for the recently introduced "OG" series hot stamping foil product line, and the increase in sales of the Foilmark Holographic division.

GROSS PROFIT:

For the three months ended September 30, 1997 gross profit from continuing operations increased by $144,332 or 6.1% on a 7.7% increase in net revenues compared to the same period in 1996. Gross profit as a percentage of sales increased to 28.7% from 28.3% for the nine months ended September 30, 1997 compared to the same nine month period in 1996. Total gross profit increased by $1,014,470 or 15.9% in the nine months of 1997 compared to the same nine months of 1996. The improvement in overall gross profit was a result of increased revenues, improved manufacturing efficiencies at the hot stamping foil manufacturing plant, continuing cost reductions, availability of the state-of-the-art metallizer for the complete nine months, and increased contributions of the Foilmark Holographic division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses from continuing operations declined to 19.3% from 23.2% as a percentage of sales for the nine months ended September 30,1997 compared to the same nine months of 1996. The total reduction was $252,747 or 4.8% for the nine months of 1997 compared to 1996. For the 1997 third quarter expenses as a percentage to sales declined to 20.6% from 22.5% compared to the 1996 third quarter.

The reduction was due primarily to lower selling costs as a result of changes made in the marketing strategy, by expanding the direct outside sales force to provide the Company with more effective sales coverage.

INCOME FROM OPERATIONS:

Income from continuing operations increased by 110% or $1,267,217 to $2,420,636 for the nine months ended September 30, 1997 as compared to $1,153,419 for the nine months ended September 30, 1996.For the three months ended September 30, 1997 income from operations increased to $760,593 a gain of $167,764 or 28.3% from the comparable 1996 period.

The primary reasons for the increase in income from continuing operations was the return to profitability of the foil group in 1997 compared to 1996 due to the availability of the state-of-the-art metallizer for manufacturing during the entire nine month period, continued cost reductions, and reduction in selling expenses.

INTEREST EXPENSE:

For the three months ended September 30,1997 interest expense from continuing operations declined slightly to $137,144 from $149,732 for the comparable three month period of 1996. The decrease in interest expense in the 1997 third quarter resulted from a reduction in long term bank debt upon application of the proceeds from the sale of the Melville, New York and Norwood, MA properties which sales were completed in the 1997 second and third quarters.

PROVISION FOR INCOME TAXES:

Provision for income taxes from continuing operations for the nine months ended September 30, 1997 was $806,406 based on income before taxes of $2,036,793 as compared to $409,564 on pre-tax income of $997,425 for 1996. The effective tax rate used was 39.6% and 41.0 % respectively for the 1997 and 1996 nine months.

NET INCOME:

For the nine and three months ended September 30, 1997 the Company had net income from continuing operations of $1,230,387 and $395,947 respectively as compared to $587,861 and $293,723 for the nine and three months ended September 30, 1996. The increase in net income for the nine months of 1997 was due to a 14.4% increase in net sales, a 15.9% increase in gross profit and a 16.8% decrease in selling, general and administrative expenses as a percentage of net sales. The increase in net income for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was due primarily to 7.7% increase in net sales and a 8.4% decrease in expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES:

The sale of the Norwood, Massachusetts property was completed on August 13, 1997. The proceeds from this sale together with the proceeds from the sale of the Melville, New York property which had been finalized on June 19, 1997 were used for bank debt reduction with the remaining balance used for working capital purposes. As of September 30, 1997 total bank debt declined to $10,998,149 from $12,783,632 at December 31, 1996, and total indebtedness declined by $2,443,597 for the same period.

On October 15, 1997 the Company announced discontinuing the manufacture of hot stamping equipment which resulted in a charge of $4,018,061 net of income tax benefit. In addition the Company incurred a loss from operations for the discontinued operations of $376,253 net of tax benefit for the three months ended September 30, 1997.This charge to retained earnings has caused the stockholders equity to decline to $14,836,240 at September 30, 1997 from $18,249,781 at December 31, 1996. Additionally tangible net worth declined from $12,945,487 to $9,881,890 for the same period. The Company had received from its bank a waiver for non-compliance with the loan agreement tangible net worth and debt to worth covenants to December 31, 1997.

At September 30, 1997 the Company had outstanding under the revolving line of credit a total of $6,995,944 leaving a total of $3,004,056 available under its revolving credit facility. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

The Company's working capital at September 30, 1997 was $13,149,689 an increase of $367,634 from December 31,1996. The increase in working capital was due primarily to the refinancing of the revolving line of credit on more favorable terms by the elimination of current installments of long term debt, the sale of the two properties, the reduction of debt and the profitability of the continuing operations for the nine months ended September 30, 1997.

OTHER MATTERS:

In March of 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings Per Share", which establishes standards of computing and presenting earnings per share. The Company will adopt the provisions of this new standard effective December 31, 1997 and all prior periods will be restated. The effect of adoption will not have a material impact on the Company's financial condition, result of operations or cash flows.

PART II - OTHER INFORMATION







Item 1 -       Legal Proceedings                  Not Applicable



Item 2 -       Changes in Securities              Not Applicable



Item 5 -       Other Information                  Not Applicable



Item 6   -     Exhibits and Report on Form 8-K

               1. No reports on form 8-K have been filed during the quarter ended September 30, 1997.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FOILMARK, INC.
                                          (Registrant)


                                          /s/ Frank J. Olsen, Jr.
Date:    November 12, 1997                --------------------------------------
                                          Frank J. Olsen, Jr.
                                          President and
                                          Chief Executive Officer


                                          /s/ Philip Leibel
Date:    November 12, 1997                --------------------------------------
                                          Philip Leibel
                                          Vice President (Finance) and
                                          Chief Financial and Accounting Officer