Form 10-K
period 1997-12-31
FOILMARK INC
filed 1998-03-27
CIK 914066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _____________.

     Commission File Number 0-24234

                   For the fiscal year ended December 31, 1997

                                 FOILMARK, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                             11-3101034
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

             5 Malcolm Hoyt Drive, Newburyport, Massachusetts 01950
                    (Address of principal executive officers)

Registrant's telephone number, including area code:           (978) 462-7300

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

                            YES _X_     NO ___

( ) Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1998, was $18,239,952.

The number of shares of all classes of the registrant's common stock at March 12, 1998 = 4,169,132.

                    Exhibit Index             Number of
                    Located on                Pages Comprising
                    Page 18                   This Report = 40

Item 1         BUSINESS



General

     Foilmark, Inc. is in the business of manufacturing and marketing foils, films, and applicating systems and supplies that are used to mark and/or enhance the customer's items. The Company's primary product is the manufacture of hot stamping foils. Hot stamping, a dry process, used for marking, labeling and decorating products, uses heat and pressure to apply a design or lettering to a flat, contoured or cylindrical shaped surface. A foil consists of a plastic backing with a series of coatings on one side. The coatings may consist of a single color, such as metallized gold, used for embossed lettering, or may include complex designs, including patterns and holographic (or diffractive) designs. The coated side of the foil is placed against the surface to be stamped, and a die is pressed against the other side to affix the design, and if desired, to give texture to the design. The process requires a stamping press, stamping die or roller, tooling for supporting or locating the part to be marked or decorated, and stamping foil. Hot stamping foil varies from bright metallic and pigment colors, through printed designs such as wood-grains, multi-color transfers, diffraction patterns and holograms. With stamping machinery, the foils can be applied to a wide variety of products, to decorate, to label, or to increase their eye appeal at point-of-sale. Such products include greeting cards, hardback and paperback book covers, wine labels, cosmetic and other paper and plastic packaging, household appliances and electronics, plastic housewares, automotive components, medical devices, credit cards and sporting cards.

     Hot Stamping Foils are manufactured by the Company's  subsidiary,  Foilmark
Manufacturing   Corporation  ("FMC"),  and  its  FHI  Division,  which  produces holographic (i.e., three-dimensional effect) and embossed film for packaging.

     In August 1995 the Company acquired substantially all of the assets of Imtran Industries, Inc., a manufacturer of pad printing and silk screening equipment and related supplies. Pad printing is a marking and enhancement process, in which ink decoration is applied to a multitude of products and packaging. There are two basic methods of printing and decorating; the wet marking method and the dry method of hot stamping. The pad printing method of product identification is used extensively in the medical device, sporting goods, appliance, advertising specialty, automotive, toy, optical apparatus, computer equipment, and components industries.

     In October 1997, the Company announced the discontinuance of the manufacture of hot stamping machines and related equipment by the Company's subsidiary, Kensol-Olsenmark, Inc., in order to focus on its hot stamping foil and holographic film products, and its pad printing machinery and supply business segments. The assets of a portion of the hot stamping equipment product line, consisting of vertical stamping presses, were sold in December 1997, and the credit card and the chain operated machines in March 1998. The Company ceased manufacturing hot stamping machines at the end of December 1997, except to fill existing purchase orders received prior to October 15, 1997. The hot stamping machinery product line is presented as discontinued operations for the year ended December 31, 1997, and all the financial statements shown in this report have been restated accordingly.

     The Company's foil product line and pad printing machinery, tooling and dies product line accounted for approximately 82% and 18% respectively, of its net sales for the fiscal year ended December 31, 1997.

History

     Kensol-Olsenmark, Inc. was established in New York in 1924, and manufactured marking devices and indelible inks for the laundry, fur, and shirt industries, as well as hot stamping machinery. After World War II, the Company took advantage of the tremendous growth in the plastics industry by marketing plastic decorating equipment and supplies. In 1977, FMC was incorporated as a separate company to manufacture hot stamping foil. The Company began making dies and related tooling in June, 1991.

     In 1992 the Company acquired a foil stamping machinery manufacturer, Franklin Manufacturing Corporation, which increased the Company's annual machinery sales by 136% in that year, as compared to the prior year. The acquisition enabled the Company to produce specialized machines, targeted at the label and credit card industries. In December, 1992 the Company entered into a joint venture with Arrow Coated Products Limited, an Indian corporation, in order to expand its sales of hot stamping foil in the Far East. To date the joint venture revenues are minimal. Also, in 1992 FMF Properties, Inc. (a corporation holding the Melville real property) merged into Kensol-Olsenmark, Inc., and Foil Properties (a partnership holding the Newburyport real and personal property) merged into Foilmark Manufacturing Corporation.

     The Company opened an office in China, in July 1994, in order to expand its sales into the growing markets for hot stamping foil in China. To date no significant sales have been generated, although the office was instrumental in obtaining a $560,000 contract with China Banknote for producing debit cards. An additional contract for $2,760,000 was obtained through Segue with China North Industries, to supply equipment to manufacture, convert and apply hot stamping foils and holographic products. The equipment for China was shipped in February, 1997.

     In November 1994, the Company purchased West Foils, Inc., through an exchange of stock and cash, from its owner and former President, Edward Sullivan. The agreements included an Agreement of Exchange, a Registration Rights Agreement with Mr. Sullivan, an Employment Agreement, and a Voting Agreement between certain Foilmark shareholders. The Company paid Sullivan $750,000, and issued 153,847 shares of common stock. Mr. Sullivan was appointed Director and Vice President of West Coast Operations of Foilmark, and Director, Vice President and General Manager of West Foils. Under his four year agreement with West Foils he receives a base salary of $120,000, plus 15% of West Foils earnings, over a base amount of $300,000 per annum. Mr. Sullivan and the Company mutually agreed to terminate his employment contract, effective December 31, 1996. Mr. Sullivan and the Company entered into a two year consulting agreement, effective January 1, 1997.

     In December 1994, following the consolidation of the Company's machine operations in Norwood, Massachusetts, the Company merged Kensol-Olsenmark, Inc., a New York corporation, into a newly incorporated Kensol-Olsenmark, Inc., a Delaware corporation.

     In June 1995, the Company entered into an agreement with the Massachusetts Industrial Finance Agency (MIFA), which issued a $4.4 million tax exempt Industrial Development Bond (IDB), the net proceeds of which were used to purchase production and manufacturing equipment for the Newburyport foil manufacturing facility, and the Norwood hot stamping machine manufacturing location. Both sites were expanded through the construction of an addition of approximately 10,000 square feet in Norwood, and 4,000 square feet in Newburyport.

     In August 1995, the Company acquired substantially all of the assets of Imtran Industries, Inc., a Newburyport, Massachusetts based manufacturer of pad printing equipment, and a distributor of related supplies. Consideration for the transaction was $2.95 million in cash and 257,044 shares of common stock. The acquisition allowed Foilmark to enter into the pad printing field, a marking enhancement process, in which ink decoration is applied to products and packaging. As part of the acquisition agreement, Imtran's prior owners, Kenneth Harris and Steven Meredith, remained as Vice President and Consultant to the Company, respectively, for three years. In addition, by agreement, Kenneth Harris was elected as Director of the Company.

     In March 1996, the Company established the "Foilmark Technology Group," to unify the Kensol-Olsenmark hot stamping, and the Imtran pad transfer printing subsidiaries. This was accompanied by a consolidation of all machinery and related supplies operations, in a dedicated, modern facility in Newburyport, Massachusetts.

     In June and August 1997, the Melville, New York, and Norwood, Massachusetts real estate was sold, with the majority of the proceeds used for bank debt reduction.

     In October 1997, the Company announced the discontinuation of the manufacture of the Kensol and Franklin hot stamping equipment, in order to focus on its hot stamping foil and holographic film products, as well as its pad printing machinery and supply business segments. During the 1997 third quarter, the Company incurred a charge of approximately $4,000,000, net of tax benefit, including restructuring charges of $1,153,000 for severance and other costs related to the discontinuation. The hot stamping equipment product line was sold in December 1997, including the Kensol and Franklin names. In February 1998, the credit card machinery product line was sold.

Products and Processes

     Hot Stamping and Holographic Foils - Hot stamping foils represented $25.7 million (77%) of the Company's net sales in 1997. In addition, there were sales of $1.9 million (or 5%) in equipment to manufacture, convert and apply hot stamping foils and holographic products, for a total of $27.4 million (or 82%) of the Company's net sales in 1997. Hot stamping foil is used for decorative and marking purposes on a wide array of products, including cosmetic packaging, book covers, wine labels, greeting cards, credit cards, toys, and automotive and appliance components.

     The Company's foil products currently include (i) metallized foil (metallic effect), (ii) pigmented foil (different colors), (iii) diffraction or "prismatic" foil (shattering effect), (iv) holographic foil (three-dimensional effect), (v) printed pattern foils (for the picture frame and graphic arts industry), (vi) infrared heat reflective films, (vii) and specialty coated films. Metallized foil decorates a product with a brilliant, metallic imprint, typically in gold or silver, and constitutes a majority of the Company's sales. Diffraction and holographic foils (metallized foil embossed with two-dimensional and three-dimensional images) represent the fastest growing segment of the market and are used in a variety of decorative applications on products such as gift wrap and gift boxes, packaging applications, greeting cards, and trophy components. In addition, holographic foils are increasingly used as a security device for credit cards, computer software, and high value products packaging, due to the difficulty of recreating a hologram.

     Foilmark manufactures foils in its Newburyport, Massachusetts plant. Metallized hot stamping foils, in their simplest form, are constructed by applying a number of thin coatings to a carrier, composed of a thin layer of vaporized aluminum, sandwiched between a top coat (also known as "color coat") and an adhesive coat (also known as "sizing coat"). A thin layer of aluminum, or chrome, is added to create a metallic finish. An image is embossed onto the coatings to create diffraction and holographic foils. The construction of the composite, and the number of layers, varies slightly, according to the final application.

     Pad Printing Machinery and Tooling - Pad printing machines, tooling, dies and supplies constituted $6.0 million (or 18%) of the Company's net sales from continuing operations in 1997, as compared to $6.5 million (or 22%) of the Company's net sales in 1996, and $3.3 million (or 12%) of net sales in 1995.

     Foilmark manufactures its line of Imtran pad printing equipment and supplies in Newburyport, Massachusetts. The Company's line of equipment consists of three standard models, as well as customized systems, designed for specific applications. The prices for the Company's standard machines range from $7,000 to $24,000, and for custom systems range from $20,000 to $200,000. Standard presses are used to apply images from a dot to 10" X 10". Customized systems include machines with automatic feeding devices, such as shuttles, turntables and carousels. They also include multiple headed machines and those with advanced automation.

     The  manufacturing  operation at Imtran  consists of five  departments,  or areas.  (1) The  engineering  department  is  responsible  for  ongoing  machine development and improvement. Specialized equipment design, automation, and customized tooling, are also handled by this department. All design work is done through computer aided design (CAD) to maximize engineering productivity. (2) The machining group manufactures all of the machine components and tooling used in the manufacture of the systems. This group utilizes computer numerical control equipment, as well as conventional machine tools. (3) The assembly group is responsible for the assembly of standard and customized systems. This group is also responsible for marrying high speed feeders, tooling, and other devices, to meet specific customer requirements. (4) The technical service group is responsible for the final set up of equipment, once it is completed by the assembly group. The technical service group is also responsible for in-house and field training. Calls from customers regarding application issues are fielded through this group. (5) The supply group is responsible for the manufacture of rubber pads, inks, etched steel printing plates (or cliches), silk screens, and other supply items, and also includes and in-house art department. This group also includes the silicone rubber tooling manufacture, for hot stamping systems, that was relocated after the acquisition. Included in the manufacture of silicon dies is magnesium etching for dies and molds, as well as high tonnage presses for their manufacture. Silicon rollers for hot stamping and laminating are also manufactured by this group.

Sales, Marketing and Customers

     The Company has twelve full-time, outside sales representatives, and one domestic manufacturer's representative (who is compensated on a commission basis), along with seventeen inside sales support personnel. The Company markets its products and services by way of industry trade shows, advertising, public relations, telemarketing, direct mail, and the Company's Internet web site.

     The Company has a diverse customer base and seeks to market its hot stamp foil, holographic film and supplies on a broad range of consumer products. The Company's products are sold to more than 3,500 active customers, worldwide, ranging from small companies to Fortune 500 companies. No single customer accounted for more than 6% of total net sales of foil, pad print machines, or tooling and dies, in 1997. Of the largest 15 customers, 10 have been customers for five or more years. Distributors sell the Company's products worldwide, on terms of either letters of credit or open account. The Company has worked with distributors, on both an exclusive and non-exclusive basis, for periods ranging from two to fifteen years. Foreign customers accounted for 20% of net sales in 1997, and 14% of net sales in 1996.

     The Company sells its foil through its direct sales force, and indirectly through distributors. No foil customer accounted for more than 7% of total net foil sales in 1997. Hot stamping foils, manufactured by the Company, are sold
domesti   cally, under private label, by distributors. Terms of sale for hot stamping foils are typically "net 30."

     The Company sells its pad printing machinery directly, or through manufacturer's representatives. No pad printing customer accounted for more than 3% of total net sales of machines in 1997. Terms of sale for machines are typically 30% down, 60% prior to shipment, and the balance "net 30" days.

     Backlog does not play a significant role in the sale of foil, although it has some significance in the sale of machinery, due to the longer time required to manufacture machines.

Foreign Sales

     The Company's foreign sales are made principally to customers in Western and Eastern Europe, South Africa, the Middle East, Mexico, and South and Central America. Included in the 1997 foreign sales was approximately $2,000,000 shipped to China North Industries, which was part of a contract to supply equipment to manufacture, convert, and apply hot stamping foils and holographic products. The Company does not intend to solicit this type of business in the future, as it is not within the scope of the Company's standard product line. The sale to China North Industries accounted for 6% of the Company's total sales in 1997, and 29% of the Company's foreign sales. It is expected that the loss of this business, in the future, will be made up with the Company's standard product line of hot stamping foil, pad print machines, and supplies.

     All foreign sales are payable in US Dollars and therefore, settlement amounts do not fluctuate with changes in exchange rates. No single country accounted for more than 6% of the Company's sales, except as disclosed above, in any periods presented below.

                                                           Percent of
                        Total Foreign Sales               Company Sales
                        -------------------               -------------

Year 1997                   6,686,274                         20%
Year 1996                   4,092,468                         14%
Year 1995                   4,048,000                         15%

Research and Development

     The engineering department and chemistry lab are responsible for the Company's ongoing product development and improvement, as well as quality control. The department consists of a team of 10 chemists, engineers and technicians. The Company's research and development program focuses on the development of new products and applications. The Company expenses its research and development costs as incurred. Such expenses amounted to $427,000 and $374,000 in 1995 and 1996, and approximately $540,000 in 1997.

Competition

     The product enhancement industry in which the Company competes, includes a large number of foreign and domestic competitors. The Company estimates that the present, worldwide market for the products in which Foilmark competes, is $900 million in annual sales of foil and film, and $100+ million in annual domestic sales of machinery, tools, dies and supplies. With regard to foil, the Company competes with approximately 30 manufacturers worldwide, and believes that it supplies approximately 3% of the world market. With regard to pad printing machines, the Company competes with 15 primary manufacturers and several smaller companies, and believes it supplies approximately 5% of the domestic market.

     Competition is based on price, variety of products, quality of products, and services. Some competitors have greater financial resources while other competitors, especially foreign, may have lower cost structures, or exchange rates, that may affect the Company's competitive position. However, the Company believes that its product quality, long standing customer relationships, proprietary machinery and processes, continuity of management and experienced personnel, are competitive advantages. The printing industry, in general, has certain technological barriers to entry. The process, along with machinery, required for the production of hot stamp foils, has been perfected from years of research and development. A blend of art and chemistry is necessary to produce competitive high quality foils, which evolved from years of experience working with foils for a broad range of applications.

Raw Materials and Supplies

     The Company is not dependent on any one supplier for any of its raw materials. The Company purchases polyester film, the main component of its foil products, from a variety of different suppliers. All raw materials used in manufacturing foil are readily available on terms favorable to the Company.

Safety and Environmental Matters

     The Company's operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water, and establish standards for treatment, storage, and disposal of solid and hazardous wastes. The Company believes that it is currently in material compliance with all applicable environmental laws and regulations relating to its material business operations. The Company has not been sanctioned by any regulatory body with respect to this matter. As future laws and regulations relating to the environment may be adopted, or interpretations of existing laws and regulations relating to the environment may change, new requirements may be imposed upon the Company regarding future activities which may create liability, retroactively, with respect to past activities. Failure to comply with applicable laws and regulations could subject the Company to monetary damages and injunctive actions that could adversely affect the Company's financial performance. It is the policy of the Company to comply with all applicable safety standards and laws, and to provide employees with a workplace free of recognized safety and health hazards. Every effort has been made, and is currently being made, in order to maintain an ongoing commitment to the safety and health of the employees.

Patents, Trademarks, and Proprietary Information

     While the Company owns certain patents, trademarks, and logos, it relies heavily upon trade secrets, know-how, and other proprietary information. Management believes that patent and trademark protection are not material to the Company's business. Certain key employees of the Company are parties to employment agreements, providing for confidentiality and the assignment of rights to innovations developed by them, while employed by the Company. The Company also requires all key employees to enter into confidentiality and non-competition agreements to protect its confidential information. However, there is no assurance that those agreements would be enforceable if they were breached or, if enforced, that they would adequately protect the Company.

Employees

     At January 19, 1998, the Company employed approximately 253 people, including 144 in manufacturing, 33 in sales and support, 33 in technical and development, and 43 in administrative and management positions. None of the Company's employees are represented by a union, and the Company is not aware of any efforts to unionize any employees of the Company. The Company believes that its relationship with its employees is satisfactory.

Forward-Looking Information

     The company and its subsidiaries, and their representatives, may make written or oral statements from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission (SEC), and in its reports to shareholders, including this annual report, which constitutes or contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, or by the SEC in its rules, regulations, and releases.

     All statements, other than statements of historical facts, included in this annual report, regarding the Company's financial position, operating and strategic initiatives, and addressing industry developments, are forward-looking statements. In any forward-looking statement where the Company, or its management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. But there can be no assurance that the statement of expectation or belief will result, be achieved, or be accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to, general economic; financial and business conditions; competition in the product enhancement industry (particularly the hot stamping sector); the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

Item 2                        PROPERTIES

         The principal properties of the Company are:

                                     Square
         Location                    Footage       Status
         --------                    -------       ------
Newburyport, MA

  Foil Manufacturing ..............   52,000       Own (1)
  Sales and Service ...............    2,000       Own (1)
  Corporate Office ................    2,000       Own (1)

  Pad Print Manufacturing
  Tool and Die ....................   20,000       Lease (Expires July 2000)(2)
  Sales, service, office ..........    7,500       Lease (Expires July 2000)(2)

  Holographic Manufacturing .......   20,000       Lease (Expires April 2002)(2)
  Financial, Accounting and
           Administrative offices .    5,000       Lease (Expires April 2002)(2)

  Warehouse .......................    2,000       Month-to-month

  Warehouse .......................    5,000       Lease (Expires July 2000)(2)

Plainview, NY

  Foil Distribution ...............    7,298       Lease (Expires April 2002)(2)

Newbury Park, CA

     Foil Distribution................    7,000   Lease (Expires April 2002) (2)

(1)      These properties are subject to mortgages.
(2) See note 14 to the Notes to Consolidated Financial Statements or the aggregate amounts of the Company's lease commitments.

     The foil manufacturing facility currently operates at 80% of capacity on three shifts, five days a week. The pad printing and tool and die manufacturing facility is currently being utilized at approximately 60% of capacity with one 9 hour shift. The holographic foil manufacturing operation is at approximately 60% of capacity with three shifts.

     In 1997, the Company sold two underutilized properties in Melville, NY (40,000 square feet) and Norwood, MA (36,000 square feet). Foil distribution was relocated from 20,000 square feet in Melville, NY, to 7,298 square feet in Plainview, NY. The Norwood, MA operation was transferred to the Newburyport location during 1996, with the exception of some component parts manufacturing, which continued until May 1997. At that time it was also transferred to the machinery manufacturing plant in Newburyport, MA. The proceeds from the sale of the two properties were used for bank debt reduction.

Item 3

Legal Proceedings

         None.

Item 4

Submissions of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5                          PART II

Market for Registrants' Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on NASDAQ - National Market System under the trading symbol "FLMK." The range of high and low closing sale prices for the Common Stock, as reported on NASDAQ - NMS by quarter, is set forth below.

Quarter Ended                                       High Sale           Low Sale
-------------                                       ---------           --------

March 31, 1996                                      6-1/2               3-5/8
June 30, 1996                                       4-3/4               3-3/8
September 30, 1996                                  4-1/2               2-5/8
December 31, 1996                                   3-3/8               2-1/8
March 31, 1997                                      3-3/16              1-7/8
June 30, 1997                                       4-3/4               1-13/16
September 30, 1997                                  4                   2-7/8
December 31, 1997                                   4                   2-15/16
March 12, 1998                                      4-1/2               3

     As of March 12, 1998, there were approximately 66 holders of record and approximately 750 beneficial owners of the Common Stock.

     The Company has never paid dividends on capital stock. The Company intends to retain earnings to finance future operations and expansion, and does not expect to pay any dividends within the foreseeable future. The Company is currently restricted from declaring, or paying dividends, under the provisions of its bank loan agreement. See Note 9 of the Notes to the Consolidated Financial Statements.

Item 6                       SELECTED FINANCIAL DATA


                          Foilmark, Inc. & Subsidiaries
                            Years Ended December 31st
                      (in thousands, except per share data)



                                                  Dec 31,  Dec 31, Dec 31,   Dec 31,   Dec 31,
Continuing Operations                            1997 (c)  1996   1995 (b)  1994 (a)    1993
----------------------------------------        -------- -------- --------  --------  --------

Revenue                                          33,379   29,692   26,656   20,349    16,187

Operating Income                                  2,824      707    3,438    2,556     1,981

Net Income                                        1,475      189    1,895    1,409       912

Earnings Per Share                                 0.35     0.05     0.47     0.47      0.46

Weighted Average Shares Outstanding               4,161    4,142    3,999    2,900     2,000



Financial Condition

Total Assets                                     32,082   40,332   37,952   26,499    21,779

Total Long-Term Debt                             10,750   12,165   10,732    3,401     6,784

Working Capital                                  11,757   12,782   11,766   10,120     5,700

Stockholder's Equity                             14,978   18,250   19,243   16,178     6,682



(a) Effective October 1, 1994, the Company acquired all of the outstanding stock of West Foils, Inc., a California company engaged in the distribution of foils for $750,000 in cash and 153,847 shares of common stock of the Company.

(b) On August 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Imtran Industries, Inc.. The acquired assets consist primarily of equipment and other property used in the manufacture and distribution of pad printing equipment. The Company has transferred all of the assets of the newly formed, wholly owned, subsidiary called Imtran Foilmark, Inc., which will continue operations in the pad printing business.

(c) On October 15, 1997, the Company announced its discontinuing the manufacture of hot stamping equipment. Discontinuation of the hot stamping line resulted in a one time charge of $3,894,400 and $892,076 loss from operations, net of tax benefit, equal to a total loss of $4,786,476 net of tax benefit.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     In April, 1997, the litigation which was filed against the Company, and described in its prior filings and financial statements, was settled. All costs to settle the litigation, above the insurance coverage, had been provided for in 1996, and no additional costs were incurred during 1997.

     The state-of-the-art vacuum metallizer, originally scheduled for delivery and installation in first quarter 1996, was finally delivered in October 1996, and became operational in January 1997. The metallizer operated efficiently during all of 1997.

     In February, 1997, the Company shipped the equipment and machinery necessary to convert and apply hot stamping foils and holographic products to China North Industries, in China. This was associated with a contract for approximately $2,000,000 to supply China North Industries with the equipment and machinery. Due to the excessive demands placed on the Company's resources, in providing this type of equipment and services, the Company will no longer solicit similar type contracts. The Company intends to concentrate on the core businesses of hot stamping and holographic foils, and pad printing machines and supplies.

     In June, 1997, the Company completed the sale of the Melville, New York property, and in August, 1997, the sale of the Norwood, Massachusetts property. Both of the locations had been under utilized. The sale of the buildings allowed the Company to consolidate all operations into Newburyport, Massachusetts, and substantially reduce overhead. In addition, the net proceeds of approximately $2,500,000 from the sale of the two buildings were used primarily for bank debt reduction.

     The 1997 improvement in revenues, net income, and gross margins, from continuing operations, compared to 1996, reflect a continuous strong demand for Foilmark's hot stamping foil and holographic products. Furthermore, manufacturing cost reductions, and a reduction in selling, general and administrative expenses, both in total and as a percentage of sales, also contributed to net income and gross margin improvement in 1997, compared to 1996.

     During the fourth quarter 1997, the Foilmark  Holographic  Images  division
(FHI) relocated to a new 25,000 square foot manufacturing facility. The new location contains two existing, and will contain a third new, micro-embossing line, dedicated to manufacturing holographic diffraction films for packaging and decorative applications. In addition, there will be a new embosser for manufacturing holographic and diffractive hot stamping foils. When the new equipment is installed and functional, which is anticipated to occur in the first quarter 1998, the Company will have expanded capability to micro-emboss wider width films, along with diffraction and holographic hot stamping foils. The new equipment will enable the FHI Division to increase capacity for its holographic products by 150%. This expansion is in line with Foilmark's strategic plan, which is to focus on manufacturing high volume, polymer based holographic film products, utilizing advanced and emerging technologies.

Discontinued Operations

     In October, 1997, Foilmark announced that it was discontinuing the manufacture of hot stamping machinery and related equipment in order to focus on its hot stamping foil and holographic film products, as well as its pad printing machinery and supply business segments. Discontinuing the production of hot stamping machinery will allow the Company to concentrate on the continuing product lines that represent better potential for growth and profitability.

     Discontinuation of the hot stamping line resulted in a charge of $3,894,400, net of tax benefit, including costs of $1,153,000 for severance and other related activities. The total loss from discontinued operations, net of tax benefit, including the one time charge, was $4,786,476, or $1.15 per share, for the year ended December 31, 1997. For the fourth quarter 1997, the loss from discontinued operations was $150,216, or $0.04 per share.

Liquidity and Capital Resources:

     In June, 1997, the Company concluded refinancing with one of its banks, increasing the revolving line of credit from $6 million to $10 million, at the same interest rate of bank prime or LIBOR plus 2%. No repayments are required until maturity on June 30, 2000. At the same time, the Company repaid a term loan in the amount of $650,000 with its other bank, utilizing the proceeds of the newly increased line of credit. At December 31, 1997, the Company had a total of $6,595,944 outstanding and a total of $3,404,056 available under its revolving credit facility. The Company expects that cash from operations, and the existing credit line, will be sufficient to meet its operating needs for the foreseeable future.

     In June, 1997, the Company completed the sale of the Melville, New York property, and in August 1997 concluded the sale of the Norwood, Massachusetts property. Both of the properties had been under utilized, and the operations were able to either consolidate into existing facilities or relocate to smaller less expensive property. The combined net proceeds of approximately $2,500,000 was used primarily for bank debt reduction and working capital purposes.

     On October 15, 1997, the Company announced its discontinuing the manufacture of hot stamping equipment, which resulted in a charge of $3,894,400 on disposition of assets net of income tax benefit. In addition, the Company incurred a loss from operations of $892,076 for the year ended December 31, 1997, net of tax benefit. The terms of the various long term debt agreements require, among other things, that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, debt service coverage, and the payment of dividends. At December 31, 1997, the Company was in full compliance with all of these covenants, as amended.

     On January 13, 1998, the Company's principal bank replaced its previous bank, on its borrowing, under the Industrial Development Revenue Bonds originally issued in June, 1995. All existing terms and conditions were transferred to the current lender, without change, including interest rates, amortization and maturities. The various financial covenants required by the Industrial Development Revenue Bond borrowing, and the revolving credit agreement, are the same.

Results of Continuing Operations

Fiscal 1997 compared to Fiscal 1996

     Net Sales for the year ended December 31, 1997, increased 12.4% to $33.4 million, from $29.7 million in 1996. Foil sales accounted for all of the increase, expanding to $27.4 million from $23.2 million in prior year, an increase of 19.1%. Included in the 1997 total and foil sales was $1.9 million in equipment to manufacture, convert and apply hot stamping foils and holographic products, which the Company previously announced will no longer continue to manufacture or sell due to excessive demands placed on the Company's resources. Excluding the $1.9 million from the 1997 total and foil sales, the increase over 1996 would have been 6.1% and 10.8% respectively.

     The increase in foil sales was due primarily to the strengthening demand for foil products that existed, for most of 1997, compared to the soft market conditions of 1996, coupled with the universal acceptance and demand for the recently introduced "OG" series hot stamping foil product line. Additionally, the Company experienced an 84% increase in sales of the Foilmark Holographic division products.

     Pad print machinery and supplies declined by 7.7% to $6.0 million, down from $6.5 million in 1996. The decline in pad printing machinery sales was directly related to the soft market for pad print machines that existed for most of 1997. Sales for machinery supplies continued to expand in 1997, and increased by 24% over 1996. In order to offset the decline in machinery sale, the Company has reorganized the sales force by employing dedicated direct salesmen, selling Foilmark products exclusively.

     Gross Profit increased by $1,918,537, or 25.0%, for the year ended December 31, 1997, compared to 1996. Gross profit, as a percentage to sales, improved to 28.8% in 1997, from 25.9% for the comparable twelve month period in 1996.

     The improvement in gross profit resulted from increased revenues, improved manufacturing efficiencies at the hot stamping foil manufacturing plant, continuing expense reductions, availability of the state-of-the-art metallizer for the full year, and increased contributions from the Foilmark Holographic division.

     Gross profit from pad print machinery and supplies declined by $265,111 as a direct result of the 7.7% decline in net sales and the decrease in gross profit percentage to sales to 37.7% in 1997 from 41.0% in 1996.

     Selling, General and Administrative Expenses declined by $197,861, or 2.8%, for the year ended December 31, 1997, compared to 1996. The reduction was due primarily to changes made in the Company's marketing strategies. At the beginning of 1997, the direct outside sales force was expanded, with a corresponding reduction in the number of manufacturers representatives. This strategy provided the Company with more cost effective sales coverage. In addition, the $1.9 million sale to China had relatively no associated selling, general and administrative expenses, which together with the change in marketing strategy, resulted in a decline as a percentage to sales to 20.3% in 1997 from 23.5% in 1996.

     Operating Income increased by 299%, to $2,823,877 for the year ended December 31, 1997, as compared to $707,479 for the year ended December 31, 1996. The primary reason for the increase in income from continuing operations was the return to profitability for the foil group, which accounted for all of the income from operations. In addition, the state-of-the-art metallizer was available for manufacturing for all of 1997. The ongoing cost reductions due to efficient operation of the new production equipment, new cost effective formulations and reduction in selling expenses also contributed to the increase in income from operations.

     Interest Expense for 1997, at $403,201, was $196,306 less than the 1996 expense, or a decline of 32.7%. As a percentage to sales, interest expense decreased to 1.2% for the year ended December 31, 1997, from 2.0% for the comparable 1996 period. The decline in interest expense was partially due to a reduction in bank debt of $2.2 million during 1997.

     Provision for Income Taxes for the year ended December 31,1997, was $983,519, based on income from continuing operations before taxes of $2,458,798, compared to $131,073 on pre-tax income of $319,692 for 1996. The effective tax rate used was 40.0% and 41.0%, respectively, for the 1997 and 1996 years.

     Net Income for the year ended December 31, 1997, was $1,475,279, compared to $188,619 for the year ended December 31, 1996. The increase in net income was directly attributable to the 12.4% increase in net sales, a 25.0% increase in gross profit, and a 13.6% decrease in selling, general and administrative expenses as a percentage of net sales.

     As a result of the loss from discontinued operations, the total net loss for 1997 was $3,311,197, or $0.80 per share, compared to a total net loss of $1,040,126, or $0.25 per share in 1996.

Results of Continuing Operations

Fiscal 1996 compared to Fiscal 1995

     Net Sales for the year ended December 31, 1996 increased to $29.7 million, from $26.7 in 1995, or 11.4%. The sales increase was attributable to the Company's Imtran division, acquired in August 1995, and not comparable for the complete 1995 year. Foil sales declined by $.2 million to $23.2, compared to $23.4 million in 1995.

     The decline in foil sales was generally due to a soft market, which continued for all of 1996. In addition, foil sales suffered from the unanticipated delay in installation of a vacuum metallizer, and difficulties in locating satisfactory outsourcing vendors for a portion of the Company's metallizing needs until the end of the 1996 second quarter.

     Gross Profit declined by $960,304, or 11.1%, in 1996, compared to the year ended December 31,1995. Gross profit, as a percentage of net sales, decreased to 25.9% in 1996, compared to 32.4%, for the comparable twelve month period in 1995.

     Gross profit in 1996 was adversely impacted by the world wide over capacity in hot stamping foils, while at the same time, polyester film, the primary raw material in the foil manufacturing process, significantly increased in cost. In order to maintain market share, the Company either reduced, or did not increase, prices sufficient to offset increased costs. Furthermore, margins suffered from the unanticipated delay in the installation of the metallizer, and difficulties in locating appropriate outsourcing opportunities for a portion of its metallizing needs. In addition, manufacturing difficulties in foil production as a result of the start-up of new production equipment placed in service at the end of 1995, adversely affected efficiencies, causing a decline in gross profit.

     Selling, General and Administrative Expenses increased by $1,770,415, to $6,974,007, a 34.0% increase over fiscal 1995. Most of the increase was attributable to the Imtran acquisition in August 1995, which was not included for eight (8) months of 1995. The balance of the increase was due to increased amortization costs in connection with the Imtran acquisition, and higher selling costs as a result of the industry over capacity causing a soft marketplace.

     Operating Income for the fiscal year ended December 31,1996 declined by 79.4%, to $707,479, from $3,438,198 for the fiscal year ended December 31, 1995. The primary reason for the decline in income from operations was the reduction in gross profit, together with a 34.0% increase in selling, general and administrative expenses.

     Interest Expense increased by $310,089, to $599,507, for the year ended December 31, 1996, from $289,418 for the comparable 1995 period. The higher interest expense was due primarily to the increase in bank debt, the proceeds of which were used to fund the 1995 expansion projects at the Company's Massachusetts facilities, to acquire Imtran in August 1995 and to provide required working capital in 1996.

     Provision for Income Taxes for the year ended December 31,1996 was $131,073, an effective tax rate of 41.0%, compared to $1,367,500, an effective tax rate of 41.9%, for the year ended December 31, 1995.

     Net Income declined to $188,619 for the year ended December 31, 1996, from $1,895,300 for the year ended December 31, 1995. The lower net income was the result of a decline in gross profit, increased amortization costs associated with the Imtran acquisition, facility consolidation costs of $100,000, higher interest expense, and the increased operating costs due to the 1996 plant expansion without a corresponding increase in revenues.

EFFECTS OF INFLATION - During the two year period ended December 31, 1997, inflation did not have a significant impact on the Company's operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000 DATE CONVERSION - Management believes that substantially all of its computer systems are year 2000 compliant, and will be assessing the balance of its systems to facilitate complete 2000 compliance. The Company is contacting its customers, suppliers, and financial institutions with which it does business, to ensure that any year 2000 issue is resolved. If the Company does not complete the system conversions on a timely basis, or if others with whom the Company does business are not year 2000 compliant, it could have a material adverse effect on the Company's consolidated financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of financial statements for earlier periods provided for comparative purposes. The effect of the adoption of SFAS No. 130 will not have material impact on the Company's financial condition, results of operations or cash flows. The Company will adopt this accounting standard, effective January 1, 1998, as required.

The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business," but retains the requirement to report information about major customers. This statement also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." This statement is effective for financial statements for period beginning after December 15, 1997, and requires that comparative information for earlier years be restated. The effect of the adoption of SFAS No. 131 will not have a material impact on the Company's financial condition, results of operations or cash flows. The Company will adopt this accounting standard, effective January 1, 1998.

Item 7a           QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK

Not Applicable

Item 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and filed as part of this report, are the financial statements and supplementary data listed in the list of Financial Statements and Schedules, under Item 14 hereof.

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 10           DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 is incorporated by reference from the 1998 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

Item 11           EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference from the 1998 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

Item 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The information called for by Item 12 is incorporated by reference from the 1998 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

Item 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference from the 1998 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

Item 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits:

(1) Financial Statements and Supplementary Data - See Form 10-K, Item 8

(2) Financial Statement and Schedules:

      Independent Auditors' Report                                           F-1

      Consolidated Balance Sheets - December 31, 1997 and 1996               F-2

      Consolidated  Statement of Operations - Years Ended December 31,
          1997, 1996, and 1995                                               F-3

      Consolidated  Statement of Stockholders  Equity - Years Ended
          December 31, 1997, 1996, and 1995                                  F-4

      Consolidated Statements of Cash Flows - Years Ended December 31,
          1997, 1996, and 1995                                               F-5

      Notes to Consolidated Financial Statements                             F-6

      For the three years ended December 31, 1997
      Schedule II - Valuation and Qualifying Accounts                        S-1

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements of notes thereto.

(3) Index of Exhibits:

     The following is a list of exhibits files as part of this Annual Report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

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

Voting Trust Agreements:
9.1   Voting Agreement dated 11/17/94 between certain Shareholders (7)

Other Material Contracts:
10.1      Form of Employment Agreements (1)
10.2      1993 Stock Option Plan (3)
10.3      First Amendment to Chemical Bank Loan dated 5/21/93 (1)
10.4      Foilmark Holographics, Inc. Joint Venture Agreement (1)
10.5      Arrow Coated Products Ltd., Technical Collaboration Agreement (sd1)
10.6      Agreement for the Purchase of Patents (1)
10.7      Agreement to Acquire Franklin Manufacturing Corp. (1)
10.8      Stock Redemption Agreement dated 10/10/92 (1)
10.9      Agreement to Purchase Equipment between FHI and ETL (2)
10.10     Registration Rights Agreement between the Company and Mintz (2)
10.11     Mintz Waiver Agreement (2)
10.12     Mintz Employment Agreement (2)
10.13     Stockholders Agreement (2)
10.14     Form of Employee Stock Grant Agreement (3)
10.15     Form of Employee Stock Restriction Agreement (3)
10.16     Form of Promissory Note and Schedule of Notes (3)
10.17     Form of January 1994 Shareholder Note and Schedule of Notes (3)
10.18     Option of Agreement for Norwood Plant Expansion (3)
10.19     China Sales and Distribution Agreement (4)
10.20     Sublease of 40 Melville Park Road (5)
10.21     Foilmark Holographics, Inc. Stock Purchase Agreement (7)
10.22     Sales and Licensing Agreement with Embossing Technology Limited (7)
10.23     Acquisition Agreement for West Foils, Inc. (7)
10.24     Registration Rights Agreement with Edward Sullivan (7)
10.25     1995 $1.2 Million Chemical Bank Term Loan Agreement (9)
10.26     1995 $4.4 Million Industrial Revenue Bond Loan Agreement (9)
10.27     1995 Employee Stock Purchase Plan (9)
10.28     1995 Employee Stock Options Plan (9)
10.29     Asset Purchase Agreement between Imtran Industries, Inc. et al and
            Foilmark, Inc. (10)
10.30     Consulting Agreement with Martin A. Olsen dated 12/31/95 (11)
10.31     Registration Rights Agreement between Foilmark, Inc. and Martin A.
            Olsen, dated 12/31/95 (11)
10.32     Amended and Restated Employee Stock Purchase Plan, dated 1/31/96 (11)
10.43     Amended and Restated Employee Stock Option Plan as of 1/31/96 (11)
10.44     Annual Incentive Compensation Plan dated 1/2/96 (12)
10.45     1997 Waiver and Amendment, Chase Bank (13)
10.46     1997 Waiver and Amendment, Fleet Bank (13)
10.47     1997 Consulting Agreement with Edward Sullivan (13)
10.48     1997 Waiver and Amendment to Term Loan, Chase Bank (13)
10.49     Mulliken Way, Newburyport, Massachusetts Property Lease (14)
10.50     50 Parker Street, Newburyport, Massachusetts Property Lease (14)
10.51     120 Fairchild Avenue, Plainview, New York Property Lease (14)
10.52     1997 Non-Employee Director Stock Plan (14)
13.1      Annual Report to Security Holders *

Subsidiaries:
21.1 The following is a list of all subsidiaries of the Registrant, the jurisdiction of incorporation, and the percentage of shares owned by each subsidiary.

Name                                              Incorporated        Ownership
----                                              ------------        ---------

Kensol-Olsenmark, Inc.                               Delaware            100%
Foilmark Manufacturing Corporation                   Delaware            100%
Kensolmark, Inc.                                     Barbados            100%
West Foils, Inc.                                     California          100%

The following footnote references are to documents incorporated by reference herein:

(1)   Exhibits to Form S-1 filed October 25, 1993
(2)   Exhibits to Form S-1 Amendment No. 1 filed December 3, 1993
(3)   Exhibits to Form S-1 Amendment No. 2 filed May 9, 1994
(4)   Exhibits to Form S-1 Amendment No. 3 filed June 17, 1994
(5)   Form 10-Q filed August 8, 1994
(6)   Form 10-Q filed November 3, 1994
(7)   Form 8-K filed November 30, 1994
(8) Form 8-A filed may 24, 1994. To be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.
(9)   Exhibits to Form 10-Q for the Quarter ending June 30, 1995
(10)  Exhibits to Form 8-K filed September 1, 1995
(11)  Exhibits to Form 10-K filed March 30, 1996
(12)  Exhibits to Form 10-Q filed April 30, 1996
(13)  Exhibits to Form 10-K filed April 14, 1997
(14)  Exhibits to Form 10-Q filed August 4, 1997

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.



FOILMARK, INC.

By:    /s/  FRANK J. OLSEN, JR.             Date:     March 27, 1998
     -------------------------------               ----------------------
     Frank J. Olsen, Jr. - President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


         Signature                Capacity                   Date
         ---------                --------                   ----

 /s/ Frank J. Olsen, Jr.          Chairman of the Board      March 27, 1998.
-------------------------         Chief Executive Officer
Frank J. Olsen, Jr.


 /s/ Philip Leibel                Vice President - Finance   March 27, 1998.
-------------------------         Chief Financial Officer
Philip Leibel


 /s/ Leonard A. Mintz             Senior Vice President      March 27, 1998.
-------------------------         & Director
Leonard A. Mintz


 /s/ Wilhelm P. Kutsch            Senior Vice President      March 27, 1998.
-------------------------         & Director
Wilhelm P. Kutsch


 /s/ Edward Sullivan              Vice President - West      March 27, 1998.
-------------------------         Coast Operations
Edward Sullivan                   & Director


 /s/ Carol J. Robie               Vice President -           March 27, 1998.
-------------------------         Administration
Carol J. Robie                    & Director


 /s/ Kenneth Harris               Vice President - Pad       March 27, 1998.
-------------------------         Print Operations
Kenneth Harris                    & Director


 /s/ Martin A. Olsen              Chairman of the Board      March 27, 1998.
-------------------------         Emeritus & Director
Martin A. Olsen

 /s/ Michael J. Bertuch           Director                   March 27, 1998.
------------------------
Michael J. Bertuch


 /s/ Michael Foster               Director                   March 27, 1998.
------------------------
Michael Foster


 /s/ Thomas Schwarz               Director                   March 27, 1998.
------------------------
Thomas Schwarz

KPMG       Peat Marwick,  LLP


                          INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------

Board of Directors and Stockholders
Foilmark, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Foilmark, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule as listed in item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Foilmark, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
Providence, Rhode Island
March 3, 1998

                         FOILMARK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

Assets                                                                                1997            1996
------                                                                                ----            ----
Current assets:
    Cash                                                                           $   795,837   $   199,923
    Accounts receivable - trade (less allowance for doubtful
       accounts of $348,000 and $339,000 in 1997 and 1996)                           4,807,705     4,864,671
    Inventories                                                                      7,884,701     9,501,682
    Other current assets                                                               211,943       185,669
    Income taxes receivable                                                          1,327,421       468,271
    Deferred income taxes                                                            1,221,135       760,246
    Current assets of discontinued operations                                          977,138     5,320,313
                                                                                   -----------   -----------
        Total current assets                                                        17,225,880    21,300,775

Property, plant and equipment, net                                                   9,150,509     9,130,741
Bond and mortgage financing costs (net of accumulated amortization
   of $98,010 and $50,130 in 1997 and 1996, respectively)                              369,295       523,636
Intangible assets, net                                                               4,520,581     4,780,658
Other assets                                                                            75,967        89,594
Note receivable                                                                        739,818          --
Non-current assets of discontinued operations                                             --       4,506,713
                                                                                    ----------    ----------
                                                                                   $32,082,050   $40,332,117
                                                                                   ===========   ===========

Liabilities and Stockholders' Equity Current liabilities:
    Current installments of notes payable - stockholders                           $   112,922   $   132,113
    Current installments of other long-term debt                                       501,220     1,385,598
    Accounts payable and accrued expenses                                            3,376,644     5,016,236
    Customer deposits                                                                  207,311       450,451
    Current liabilities of discontinued operations                                   1,270,450     1,534,322
                                                                                   -----------   -----------
        Total current liabilities                                                    5,468,547     8,518,720

Long-term debt:
     Notes payable to stockholders, net of current installments                        654,431       767,054
     Other long-term debt, net of current installments                              10,095,806    11,398,034
                                                                                   -----------   -----------
                                                                                    10,750,237    12,165,088
Deferred income taxes                                                                  884,773     1,398,528
Commitments and contingencies (note 14 and 18)

Stockholders' equity:
     Common stock ($.01 par value;  10,000,000 shares authorized;
         4,167,355 and 4,151,719 shares issued and outstanding
         in 1997 and 1996, respectively)                                                41,673        41,517
      Additional paid-in capital                                                    13,404,157    13,364,404
      Retained earnings                                                              1,532,663     4,843,860
                                                                                   -----------   -----------
          Total stockholders' equity                                                14,978,493    18,249,781
                                                                                   -----------   -----------
                                                                                   $32,082,050   $40,332,117
                                                                                   ===========   ===========


See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                                1997            1996           1995
                                                                ----            ----           ----

Net sales                                                   $ 33,379,482    $ 29,692,240    $ 26,655,684
Cost of sales                                                 23,779,459      22,010,754      18,013,894
                                                            ------------    ------------    ------------

Gross profit                                                   9,600,023       7,681,486       8,641,790

Selling, general and administrative expenses                   6,776,146       6,974,007       5,203,592
                                                            ------------    ------------    ------------

                                                               2,823,877         707,479       3,438,198
                                                            ------------    ------------    ------------
Other income (expense):
     Interest expense - net                                     (403,201)       (599,507)       (289,418)
     Other income                                                 38,122         211,720         114,020
                                                            ------------    ------------    ------------
         Income from continuing operations
                  before income taxes                          2,458,798         319,692       3,262,800

Income tax expense                                               983,519         131,073       1,367,500
                                                            ------------    ------------    ------------

      Income from continuing operations                        1,475,279         188,619       1,895,300

Discontinued operations:
      Loss from operations, net of income tax benefit           (892,076)     (1,228,745)        (51,974)

      Loss on disposition, net of income tax benefit          (3,894,400)           --              --
                                                             ------------    ------------   ------------
                                                              (4,786,476)     (1,228,745)        (51,974)
                                                            ------------    ------------    ------------

Net income (loss)                                           $ (3,311,197)   $ (1,040,126)   $  1,843,326
                                                            ============    ============    ============

Net income (loss) per share
         From continuing operations - basic and diluted     $       0.35    $       0.05    $       0.47
         From discontinued operations - basic and diluted          (1.15)          (0.30)          (0.01)
                                                            ------------    ------------    ------------
         Net income (loss) per share - basic and diluted    $      (0.80)   $      (0.25)   $       0.46
                                                            ============    ============    ============

Weighted average shares outstanding                            4,161,463       4,142,318       3,999,263
                                                            ============    ============    ============


See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995


                                                           Additional
                                              Common         paid-in      Retained
                                               stock        capital       earnings         Total
                                               -----        -------       --------         -----

Balance at December 31, 1994               $   38,788   $ 12,098,626   $  4,040,660    $ 16,178,074

Shares issued under stock grants                 --            6,926           --             6,926
Shares issued in acquisition of Imtran
    Industries, Inc.                            2,570      1,212,430           --
                                                                                          1,215,000
Net income                                       --             --        1,843,326       1,843,326
                                           ----------   ------------   ------------    ------------

Balance at December 31, 1995                   41,358     13,317,982      5,883,986      19,243,326

Shares issued under stock grants                 --            8,923           --             8,923
Shares issued under benefit plans                 159         37,499           --
                                                                                             37,658
Net loss                                         --             --       (1,040,126)     (1,040,126)
                                           ----------   ------------   ------------    ------------

Balance at December 31, 1996                   41,517     13,364,404      4,843,860      18,249,781

Shares issued under stock grants                 --            4,136           --             4,136
Shares issued under benefit plans                 156         35,617           --
                                                                                             35,773
Net loss                                         --             --       (3,311,197)     (3,311,197)
                                           ----------   ------------   ------------    ------------
Balance at December 31, 1997               $   41,673   $ 13,404,157   $  1,532,663    $ 14,978,493
                                           ==========   ============   ============    ============







See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995



                                                                                1997              1996           1995
                                                                                ----              ----           ----
Cash flows from operating activities:
    Net income from continuing operations                                    $ 1,475,279        188,619      1,895,300
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                         1,285,841      1,063,852        678,563
          Amortization                                                           314,763        310,454        268,375
       Provision for doubtful accounts                                            85,000        150,000         37,000
       Deferred taxes                                                             89,117         58,289       (150,117)
       Change in assets and liabilities, net of effects of acquisitions:
          Increase in accounts receivable                                        (28,034)      (261,215)      (680,743)
              Decrease (increase) in inventories                               1,616,981     (2,302,714)    (2,083,644)
              Increase in income taxes receivable                               (859,150)      (468,271)      (274,244)
          Decrease (increase) in bond and mortgage
              financing costs and other assets                                    78,317         (4,328)      (535,410)
          (Decrease) increase in customer deposits                              (243,140)       450,451            --
          (Decrease) increase in accounts payable
          and accrued expenses                                                (1,639,592)     1,081,651        920,164
                                                                             -----------    -----------    -----------

       Net cash provided by operating activities                               2,175,382        266,788         75,244
                                                                              ----------    -----------    -----------

Net cash used in discontinued operations                                        (531,905)      (437,736)      (293,245)
                                                                             -----------    -----------    -----------

Cash flows from investing activities:
    Capital expenditures                                                      (1,305,609)    (2,103,900)    (2,891,214)
    Increase (decrease) in cash-restricted                                          --        1,037,590     (1,037,590)
                                                                              ----------    -----------    -----------

       Net cash used in investing activities                                  (1,305,609)    (1,066,310)    (3,928,804)
                                                                             -----------    -----------    -----------

    Proceeds from sale of facilities of discontinued operations                2,536,557           --              --
                                                                               ---------    -----------     -----------

Cash flows from financing activities:

       Payments of notes payable to stockholders                                (131,814)      (204,760)      (815,202)
       Proceeds of other long-term debt                                        1,512,445      3,667,750      5,892,631
       Payments of other long-term debt                                       (3,699,051)    (2,536,646)    (1,200,000)
       Proceeds from shares issued under benefit plans                            35,773         37,658            --
       Issuance of common stock to employees
          under stock grants                                                       4,136         8 ,923         6,926
                                                                             -----------    -----------    -----------


       Net cash (used for) provided by financing activities                   (2,278,511)       972,925      3,884,355
                                                                             -----------    -----------    -----------

Net increase (decrease) in cash                                                  595,914       (264,333)      (262,450)

Cash - beginning of year                                                         199,923        464,256        726,706
                                                                             -----------    -----------    -----------

Cash - end of period                                                         $   795,837    $   199,923    $   464,256
                                                                             ===========    ===========    ===========

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                                                     $   944,188    $   893,392    $   416,940
                                                                              ----------    -----------    -----------


Income taxes                                                                 $   408,000    $   129,100    $   905,000
                                                                               -----------    -----------  -----------



See accompanying notes to consolidated financial statements.

                          Foilmark, Inc. & Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

(1) The Company
Foilmark, Inc. (the "Company" or "Foilmark") develops, manufactures and distributes hot stamping foils and holographic films, used by the graphic arts, plastics and packaging industries, to decorate or enhance products and their packaging. It also produces image transfer equipment, pad printing machinery, screen printing systems and printing supplies. Foilmark's products are used on such items as cosmetic packaging, book covers, wine labels, greeting cards and many other consumer goods. In October, 1997, the Board of Directors of the Company adopted a plan to discontinue the manufacture of hot stamping equipment (note 3).

(2) Summary of Significant Accounting Policies
(a) Principles of Consolidation
The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned   subsidiaries.   All  material   inter-company  balances  and
transactions are eliminated in consolidation.

(b) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(c) Property,  Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed as follows:

                                                                                        Estimated
                                                     Methods                            Useful Life
                                                     -------                            -----------
Building and improvements                   Straight-line and accelerated                 15-40 years
Machinery, furniture and fixtures           Straight-line and accelerated                  3-10 years
Automobiles                                 Straight-line                                     3 years

(d) Notes Receivable
Notes receivable are recorded at cost, less any required allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement.

(e) Bond and Mortgage Financing Costs
Bond and mortgage financing costs are amortized over the life of the related obligations.

(f)  Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g) Research and Development
The Company incurs costs in the research and development of new products and applications. Such costs are expensed as incurred and amounted to $540,000, $374,000 and $427,000 for the years ended December 31, 1997, 1996, and 1995 respectively, and were included as a component of cost of sales.

(h) Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

(j) Impairment of Long-Lived  Assets and Long-Lived Assets to be Disposed of
The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(k) Earnings per Share
During 1997 the Company adopted the provisions of SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic earnings per share replaces primary earnings per share and the dilutive effect of stock options are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share, and include the dilutive effect of stock options using the treasury stock method. All prior year earnings per share data has been restated to conform to the requirements of SFAS No. 128. The Company has disclosed basic earnings per share only because outstanding stock options were antidilutive for all periods presented.

(3)  Discontinued Operations
In October 1997, the Company's Board of Directors adopted a plan to discontinue the manufacture of hot stamping equipment. Accordingly, the operating results of the hot stamping division, including provisions for disposal of the hot stamping line of $3,894,400, net of tax benefit, have been segregated from continuing operations and reported as a separate line item on the statement of operations. The total loss from discontinued operations, net of tax benefit, including the provision for disposition, was $4,786,476, or $1.15 per share, for the year ended December 31, 1997. The Company has restated its prior years' financial statements to present the operating results of the hot stamping line as a discontinued operation. The assets and liabilities of such operations, at December 31, 1997 and 1996, have been reflected as current or non-current assets and liabilities of discontinued operations, based substantially on the original classification of such assets and liabilities.

The Company recorded a note receivable related to the sale of certain assets of the hot stamping division. The note receivable is recorded at the present value of future cash flows. Monthly payments of $15,000, plus interest at 6.16%, begin July 1, 1998 and continue through June, 2004.

Operating results from discontinued operations are as follows:

                                                     1997              1996            1995
                                                 --------------    -------------   ----------

Net sales                                        $  6,395,424    $  7,498,371    $ 10,151,099
Costs and expenses:
Cost of sales                                       5,611,009       6,604,210       7,378,013
Selling, general and administrative expenses        1,746,681       2,111,746       2,735,038
                                                 ------------    ------------    ------------
                                                    7,357,690       8,715,956      10,113,051
Operating (loss) income                              (962,266)     (1,217,585)         38,048
Interest and other expenses                          (524,527)       (620,204)       (127,522)
                                                 ------------    ------------    ------------

Loss before income tax benefit                     (1,486,793)     (1,837,789)        (89,474)
Income tax benefit                                    594,717         609,044          37,500
                                                 ------------    ------------    ------------

Loss from operations                                 (892,076)     (1,228,745)        (51,974)
                                                 ------------    ------------    ------------

Loss on disposition, net of income tax benefit     (3,894,400)           --              --
                                                 ------------    ------------    ------------

Net loss from discontinued operations            $ (4,786,476)   $ (1,228,745)   $    (51,974)
                                                 ============    ============    ============

The following summarizes assets and liabilities of the discontinued operations, which have been segregated in the accompanying consolidated balance sheets:


                                                    1997         1996
                                                    ----         ----
Current assets - discontinued operations:
    Accounts receivable, net                     $  459,119   $  866,253
    Inventories                                     355,000    4,409,133
    Other assets                                    163,019       44,927
                                                 ----------   ----------
                                                 $  977,138   $5,320,313
                                                 ==========   ==========

Non-current assets - discontinued operations:
    Property, plant and equipment                $     --     $3,387,811
    Intangible assets, net                             --      1,059,584
    Other non-current assets                           --         59,318
                                                 ----------   ----------
                                                 $     --     $4,506,713
                                                 ==========   ==========

Current liabilities - discontinued operations:
    Accounts payable                             $  441,662   $1,156,961
    Accrued restructuring costs                     828,788         --
    Customer deposits                                  --        377,361
                                                 ----------   ----------
                                                 $1,270,450   $1,534,322
                                                 ==========   ==========

Discontinued operations include management's estimate of the amounts expected to be realized on the liquidation of the hot stamping product line. While these estimates are based on an analysis of the recoverability of assets and estimated losses during the phase-out period, actual results may differ.

(4) Acquisition
On August 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Imtran Industries, Inc. The acquired assets consist primarily of equipment and other property used in the manufacture and distribution of pad printing equipment. The Company has transferred all of the assets to a newly formed wholly-owned subsidiary Imtran Foilmark, Inc. which will continue operations in the pad printing business. The aggregate purchase price of $4.9 million was paid through a $3.7 million borrowing under the Company's available line of credit and the issuance of 257,044 shares of the Company's common stock (which was valued at $1,215,000 based upon appraisal). The acquisition, which was accounted for as a purchase, resulted in an excess of cost over fair value of assets acquired of approximately $3.9 million, which is being amortized on the straight line basis over 20 years.

The following unaudited pro forma consolidated results of continuing operations assume that the Imtran acquisition occurred on January 1, 1995 and reflect the historical operations of the purchased businesses adjusted for increased interest expenses as a result of borrowings and increased amortization, net of applicable income taxes resulting from the acquisition:

                                                                         1995
                                                                         ====

Net sales .............................................              $29,233,000
Net income ............................................                1,967,000
Net income per share ..................................                      .47

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the period, or of results which may occur in the future.

(5) Inventories
Inventory balances at December 31, 1997 and 1996 consist of the following:

                                                     1997                  1996
                                                     ====                  ====

Raw materials ........................           $1,658,159           $  697,053
Work-in-progress .....................            2,108,422            3,335,158
Finished goods .......................            4,118,120            5,469,471
                                                 ----------           ----------
                                                 $7,884,701           $9,501,682

Polyester, the primary raw material in foil manufacturing, is subject to fluctuations in price depending on industry supply and demand.

(6) Property, Plant and Equipment
Property, plant and equipment at December 31, 1997 and 1996 consists of the following:

                                                       1997                1996
                                                       ====                ====

Land .......................................       $    78,673       $    78,673
Building and improvements ..................         3,753,821         3,820,082
Machinery, furniture and fixtures ..........        12,970,912        11,613,642
Automobiles ................................           116,730           102,130
                                                   -----------       -----------
                                                    16,920,136        15,614,527
Less accumulated depreciation ..............         7,769,627         6,483,786
                                                   -----------       -----------

                                                   $ 9,150,509       $ 9,130,741
                                                   ===========       ===========

(7) Intangible Assets
Intangible assets at December 31, 1997 and 1996 include the following:

                                                                                                                       Amortization
                                                                                   1997                 1996              Period
                                                                                   ====                 ====             =======
Excess of cost over fair value of assets acquired ...................           $4,914,940           $4,918,613           20 Years
Patents .............................................................              251,846              250,000           17 Years
                                                                                ----------           ----------
                                                                                 5,166,786            5,168,613
Less: accumulated amortization ......................................              646,205              387,955
                                                                                 ---------           ----------
                                                                                $4,520,581           $4,780,658
                                                                                ==========           ==========

The Company assesses the recoverability of the excess of cost over fair value of assets acquired annually based upon the projected undiscounted future cash flows of the acquired entity with any diminution in value recorded when identified.

Amortization expense of $258,250, $254,454 and $212,375 relating to intangible assets was charged to operations in 1997, 1996 and 1995, respectively.

(8) Notes Payable - Stockholders
Notes payable to stockholders' at December 31, 1997 and 1996 consist of the following:

                                                                                                             1997             1996
                                                                                                           ========         ========
Notes due to  stockholders,  payable in semi-annual  payments of $19,911,  which include  interest  at 6% per  annum.  Payments  began May 1,  1993 and  continue through November 1, 2007, subordinated
through the due date .............................................................................         $486,548         $534,827

Notes  payable to  stockholders  with  interest  at 6% and  balance due in equal quarterly installments through 2003, subordinated to bank notes
and/or industrial revenue bonds ..................................................................          157,317          182,675

Promissory notes to a stockholder,
subordinated except for monthly installments
through the due date to industrial development
revenue bonds, bearing a stated interest rate of 6% due in
quarterly installments of $10,357 including interest
through 2001 .....................................................................................          123,488          156,265

Notes due to a  stockholder  in  connection  with the  acquisition  of  Franklin
Manufacturing  Corporation.  Payable in aggregate monthly installments of $8,500 through March 1997 including interest at
approximately 6.5% ...............................................................................             --             25,400
                                                                                                           --------         --------

Total notes payable stockholders .................................................................          767,353          899,167
Less current installments ........................................................................          112,922          132,113
                                                                                                           --------         --------
Notes payable-stockholders, excluding
current installments .............................................................................         $654,431         $767,054
                                                                                                           ========         ========

Interest  amounting  to $52,048,  $57,935  and  $66,381 in 1997,  1996 and 1995,
respectively, was paid to the Company's stockholders or other related parties.

(9) Other Long-Term Debt
Other long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                                             1997               1996
                                                                                             ====               ====
Borrowings under revolving credit loan financing
agreement, see (a)..............................................................          $6,595,944         $ 5,560,552

Borrowings under The Massachusetts Industrial
Financing Agreement, see (b) ...................................................           3,700,000           4,100,000

Mortgage loans payable, interest at 7.75%, see (c) .............................             162,066             171,176

Capital lease obligation payable in quarterly
installments of $21,379, including interest at 6%,
through March 1999 .............................................................              95,626             179,404

Note payable, interest at 9.95%, due in monthly
installments of $594, plus interest, through
August, 2001 ...................................................................              21,826                --

Capital lease obligation payable in monthly
installments of $464, including interest at 9.40%,
through October, 2001 ..........................................................              21,564                --

Mortgage note payable in quarterly installments of
$33,292 plus interest at LIBOR (5.56% at December
31, 1996) + 2% see (d) .........................................................                --             1,997,500

Borrowings under financing agreement, interest
at prime (8.25% at December 31, 1996) payable
monthly, through June 1999, see (d) ............................................                --               775,000
                                                                                         -----------         -----------

Total other long-term debt .....................................................          10,597,026          12,783,632
Less current installments ......................................................             501,220           1,385,598
                                                                                         -----------         -----------
Other long-term debt, excluding current installments ...........................         $10,095,806         $11,398,034
                                                                                         ===========         ===========

(a) In 1995, the Company entered into an unsecured, revolving credit agreement which permitted the Company to borrow up to $6,000,000 at an interest rate that equals the reserve adjusted LIBOR rate (5.91% and 5.5% at December 31, 1997 and 1996) plus 2%. In 1997, the unsecured, revolving credit agreement was amended to permit the Company to borrow up to $10,000,000. The Company must pay a quarterly commitment fee of 1/4 of 1% per annum on the average daily amount of the available revolving credit commitment. As of December 31, 1997, the Company had an outstanding total of $6,595,944, under the revolving credit agreement. Principal payments are not required until maturity on June 30, 2000.

(b) In 1995, the Company entered into a financing agreement with the Company's primary bank and the State of Massachusetts (MIFA Industrial Development Revenue Bonds) that permitted the Company to borrow up to $4,400,000 at the bank's fluctuating seven day interest rate (5.91% and 5.56% at December 31, 1997 and 1996). The Company must pay a monthly commitment fee of 1/12th of one percent (1%) per annum on the average daily stated amount of the letter of credit. The bonds are subject to mandatory redemption through sinking fund installment payments prior to maturity on each June 1 as follows: $400,000 for years 1998-2005, and $100,000 for years 2006 - 2010. At December 31, 1997 and 1996, the sinking fund balance of $166,667 and $66,667 was included in cash.

(c) In 1996, the Company borrowed $180,250 under two mortgage loan agreements. The mortgages are payable monthly with interest at 7.75%. At December 31, 1997, a building with a net book value of $201,150 was pledged as collateral for this loan.

(d) In August 1997, the loans were repaid with the proceeds of the sale of certain real estate.

The terms of the various long term debt agreements require, among other things that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures, and the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants.

Maturities of all long term debt are as follows:

                                   Total          Stockholders            Other
                                   -----          ------------            -----

Year ending December 31:
1998                           $   614,142        $   112,922        $   501,220
1999                               548,619            119,827            428,792
2000                             7,280,240            127,155          7,153,085
2001                               515,393            105,915            409,478
2002                               503,481             99,034            404,447
Thereafter                       1,902,504            202,500          1,700,004
                               -----------        -----------        -----------
                               $11,364,379        $   767,353        $10,597,026
                               -----------        -----------        -----------

(10) Employee Retirement Plans
The Company maintains a profit sharing plan for the benefit of eligible employees of certain subsidiaries. Contributions are made at the sole discretion of the Board of Directors, but may not exceed the amounts deductible for income tax purposes. Contributions are first allocated based upon an integration with the social security taxable wage base and the remainder based upon total eligible compensation Retirement plan expense amounted to $138,000, $0 and $122,000 in the years 1997, 1996 and 1995, respectively.

The Company also maintains a profit sharing plan which conforms with Section 401
(k) of the Internal Revenue Code. Contributions are made exclusively by the participants. The Company does not contribute to the Plan.

The Company does not provide post-retirement or other post-employment benefits.

(11) Income Taxes
The provision for income tax expense from continuing operations for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                     1997              1996             1995
                                     =====             ====            =====
Federal:
  Current ..............       $   727,587       $    18,551        $ 1,201,966
  Deferred .............            75,737            89,557           (112,074)
                               -----------       -----------        -----------
                                   803,324           108,108          1,089,892
                               -----------       -----------        -----------
State:
  Current ..............           166,815            54,233            315,651
  Deferred .............            13,380           (31,268)           (38,043)
                               -----------       -----------        -----------
                                   180,195            22,965            277,608
                               -----------       -----------        -----------
                               $   983,519       $   131,073        $ 1,367,500
                               ===========       ===========        ===========

Income tax benefit from discontinued operations totaled $2,881,905, $609,044 and $37,500, respectively, for the years ended December 31, 1997, 1996 and 1995.

Income tax expense from continuing operations for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                 1997          1996           1995
                                                 ====          ====          =====

Computed  "expected" tax expense .......   $   835,991   $   108,695    $ 1,109,352

Increase in income taxes resulting from:
Nondeductible expenses .................        21,130        26,096         52,438

State and local income taxes, net of
federal income tax benefit .............       118,929        15,157        183,020

Other, net .............................         7,469       (18,875)        22,690
                                           -----------   -----------    -----------

                                           $   983,519   $   131,073    $ 1,367,500
                                           ===========   ===========    ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, and 1996 are presented below:


                                                           1997            1996
                                                           ====            ====
Deferred tax assets:
Accounts receivable principally due to allowance
for doubtful accounts .............................   $   137,424    $   133,963
Inventories, cost capitalization ..................       133,726        181,651
Intangible assets .................................        25,850         58,555
Compensated absences, principally due to accrual
for financial reporting purposes ..................        68,237         36,135
Discontinued operations ...........................     1,153,645         89,844
Other .............................................        42,251         40,012
                                                      -----------    -----------
Net deferred tax assets ...........................     1,561,133        540,160
                                                      -----------    -----------
Deferred tax liabilities:
Plant and equipment, principally due to differences
in depreciation and capitalized interest ..........    (1,224,771)    (1,178,442)
                                                      -----------    -----------
Net deferred tax asset (liability) ................   $   336,362    $  (638,282)
                                                      ===========    ===========

As of December 31, 1997 and 1996 no valuation allowance has been established relative to the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                       1997              1996
                                                       ====              ====

Direct deferred tax asset ..................      $ 1,221,135       $   760,246
On current deferred tax liability ..........         (884,773)       (1,398,628)
                                                  -----------       -----------

Net deferred tax asset (liability) .........      $   336,362       $  (638,282)
                                                  ===========       ===========

(12) Stockholders' Equity
(a) Stock Grants
Since 1986 the Company has granted 61,992 shares of its common stock to certain key employees. The grants are recorded at net book value which was considered the fair market value on the date of the grant, as determined by Company management. Granted shares vest 20% per year beginning on the December 31 immediately after the grant. As of December 31, 1997, no shares remain unvested. No shares were granted in 1997 and 1996. Compensation expense of $4,136, $8,923 and $6,926, relating to these grants, was recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

(b) Stock Option Plan
The Company had three stock option plans in effect at December 31, 1997: The 1993 Employees Stock Option Plan (1993 Plan), the 1995 Employees Stock Option Plan (1995 Plan) and the Non-Employee Directors Stock Option Plan (Directors'
Plan).

The 1993 and 1995 Employees Stock Option Plans provide for the issuance to key employees and officers a maximum of 200,000 and 400,000 shares of common stock, respectively, in the form of stock options. Stock options issued under these Plans may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or non-qualified stock options. Options may be exercised only within ten years from the date of grant.

The Non-Employee Directors Stock Option Plan provides for the issuance, to non-employee directors, a maximum of 75,000 shares of common stock in the form of stock options. Stock options issued under the plan are non-qualified stock options. Options may only be exercised within 10 years of the date of the grant, and shall vest six months after the date of grant.

Effective May 5, 1995, certain officers/shareholders agreed to cancel and rescind stock options to purchase 88,900 shares of the Company's authorized but unissued common stock previously granted to them in 1993 in accordance with the 1993 Plan.

At December 31, 1997, there were 53,050 additional shares available for grant under the 1993 Plan, 354,050 additional shares available under the 1995 Plan, and 60,000 shares available under the Non-Employee Directors Stock Option Plan. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $3.63 and $2.48 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: In 1997, expected dividend yield 0%, risk-free interest rate ranging from 5.53% to 5.69%, and an expected life of 5 years. In 1996, expected dividend yield 0%, risk-free interest rate ranging from 5.95% to 6.03%, and an expected life of 5 years. The expected volatility rate was 88.7% for all plans in 1997, and 39% in 1996.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                                     1997                  1996
                                                                                    =====                  ====

Net income (loss) from continuing operations         As reported                $1,475,279                $188,619
                                                     Pro forma                    1,407,130                (59,223)
Net income (loss) per share - basic and diluted      As reported                       0.35                   0.05
                                                     Pro forma                         0.34                  (0.01)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table summarizes the activity in the Plan:
                                                                Weighted-Average
                                                 Number           Option price
                                                of Shares         per Share
                                                ---------         ---------

Outstanding,
January 1, 1995 ......................           88,900          $   7.35
  Rescinded ..........................          (88,900)             7.35
   Granted ...........................          160,150              5.50
                                                -------              ----

Balance,
 December 31, 1995 ...................          160,150              5.50
  Granted.............................           47,950              4.50
                                                 ------              ----

Balance,
 December 31, 1996 ...................          208,100          $   5.27
 Granted .............................           15,000              3.79
  Forfeited ..........................          (15,200)             5.39
                                                -------              ----

Balance,
 December 31, 1997 ...................          207,900          $   5.61
          === ====                              =======          ========


At December 31, 1997 and 1996, the number of options exercisable was 202,900 and 160,150 with a weighted-average exercise price of $5.21 and $5.50. At December 31, 1995 no options were exercisable.

(c) Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees. The ESPP allows eligible employees the right to purchase common stock every eight weeks at 85% of the average market price during the eight week period. As of December 31, 1997 there were 400,000 shares of common stock reserved for the ESPP. The number of shares issued under the plan in 1997 and 1996 were 15,636 and 15,828 shares for $35,773 and $37,658 respectively.

(13)  Foreign Sales
The Company's foreign sales are made principally to customers in Western and Eastern Europe, South Africa, the Middle East, Mexico, and South and Central America. All foreign sales are payable in U.S. dollars. No single country accounted for more than 6% of the Company's sales. Such sales amounted to $6,686,274, $4,092,468 and $4,048,000 for the years ended December 31, 997,
1996, and 1995 respectively.

(14) Commitments
Rental Commitments
The Company's minimum annual rentals under various non-cancelable operating leases for warehouse space, equipment and autos expiring through 2002 are as follows:

Year ending December 31:

1998 ................................................        $566,375
1999 ................................................         536,980
2000 ................................................         411,689
2001 ................................................         316,641
2002 ................................................          80,550
                                                             ========

Rental expense under operating leases was $516,000, $438,000 and $150,000 in 1997, 1996 and 1995, respectively. Rent expense of $30,000 per annum was paid for the year ended December 31, 1995 to an entity wholly-owned by certain stockholders of the Company.

(15) Business and Credit Concentrations
The Company's customers are located primarily throughout the United States. There were no accounts receivable from a customer greater than 5% of the Company's total stockholders' equity at December 31, 1997. In addition, no customer had sales greater than 10% of consolidated sales for the year ended December 31, 1997.

(16) Quarterly Results of Operations (Unaudited)

The following table sets forth quarterly financial information for 1997, 1996 and 1995 (in thousands, except for per share data):

                                                                                                                        Total net
                                          Income (loss)   Loss from dis-  Net    Net income (loss)     Net loss per       income
                     Net        Gross     from continuing  continued    income    per share:  con-     share: discon-   (loss) per
                    sales       profit      operations     operations    (loss)  inuing operations   tinued operations     share
                    -----       ------      ----------     ----------    ------  -----------------   -----------------     -----
1997:
First  quarter ..   9,801        2,472          473         (238)         235           0.11               (0.05)           0.06
Second quarter ..   7,756        2,473          361          (33)         328           0.09               (0.01)           0.08
Third quarter ...   8,417        2,495          396       (4,365)      (3,969)          0.10               (1.05)          (0.95)
Fourth quarter ..   7,405        2,160          245         (150)          95           0.06               (0.04)           0.02
                   ------        -----          ---         ----           --           ----               -----            ----
                   33,379        9,600        1,475       (4,786)      (3,311)          0.35               (1.15)          (0.80)
                   ------        -----        -----       ------       ------           ----               -----           -----

1996:
First  quarter ..   7,036        1,749          (71)        (112)        (183)         (0.02)              (0.02)          (0.04)
Second quarter ..   8,352        2,392          255         (112)         143           0.06               (0.03)           0.03
Third quarter ...   7,619        2,350          294         (224)          70           0.07               (0.05)           0.02
Fourth quarter ..   6,685        1,190         (289)        (781)      (1,070)         (0.07)              (0.19)          (0.26)
                   ------        -----         ----         ----       ------          -----               -----           -----
                   29,692        7,681          189       (1,229)      (1,040)          0.05               (0.30)          (0.25)
                   ------        -----          ---       ------       ------           ----               -----           -----

1995:
First  quarter ..   7,130        2,286          536          (15)         523           0.14                  --            0.14
Second quarter ..   6,593        2,343          607          (16)         594           0.16               (0.01)           0.15
Third quarter ...   6,275        2,097          493          (14)         480           0.12                  --            0.12
Fourth quarter ..   6,658        1,916          259           (7)         246           0.06                  --            0.06
                   ------        -----          ---           --          ---           ----                                ----
                   26,656        8,642        1,895          (52)       1,843           0.47               (0.01)           0.46
                   ------        -----        -----          ---        -----           ----               -----            ----


Basic and diluted net income (loss) per share are the same for all periods presented.

(17)  Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Accounts receivables-trade, other current assets, notes payable to banks, accounts payables and accrued expenses, customer deposits and deferred income taxes: The carrying amounts of these financial instruments approximate fair value because of the short maturity of those instruments.

Notes payable-stockholders and other long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bank. Such fair values approximated carrying values at December 31, 1997 and 1996.

(18)  Commitments and Contingencies
For all of 1996, the Company was a defendant in a group of consolidated lawsuits brought in 1995 alleging personal injuries arising out of a motor vehicle accident involving a vehicle leased by one of the Company's subsidiaries and operated by an employee of that subsidiary. Plaintiffs sought damages for an amount significantly in excess of the Company's insurance policy limits. During 1996 the Company settled two (2) of the cases within the limits of its liability insurance policy. On April 8, 1997 the Company settled the remaining cases by agreeing to pay $200,000 to the remaining Plaintiffs. In connection with the settlement, the Company's liability carrier paid the balance of the amount available under the policy after giving effect to the prior settlement. These settlements have been confirmed by the Superior Court and Dismissal Stipulations have been entered dismissing the litigation with prejudice. The Company has recorded $305,000 in 1996 to cover the cost of the settlement in excess of the insurance proceeds and additional settlement related costs.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Schedule 1
                         FOILMARK, INC. AND SUBSIDIARIES

                  Schedule of Valuation and Qualifying Accounts

                  Years Ended December 31, 1997, 1996 and 1995



Col. A                              Col. B            Col. C        Col. D           Col. E         Col. F
------                              ------            ------        ------           ------         ------
                                    Balance at        Charged to                                    Balance at
                                    Beginning         Cost and                                      End of
Classification                      of Period         Expense       Deductions (1)   Other          Period
--------------                      ---------         -------       --------------   -----          ------
For the year ended December
31, 1995:  Allowance for
doubtful accounts (deducted
from accounts receivable)          $  112,000         $   37,000       --             --            $149,000

For the year ended December
31, 1996:  Allowance for
doubtful accounts (deducted
from accounts receivable)             149,000            150,000       --            40,000         339,000

For the year ended December
31, 1997:  Allowance for
doubtful accounts (deducted
from accounts receivable)             339,000             85,000    (76,000)          --            348,000



(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.