Form 10-Q
period 1998-03-31
FOILMARK INC
filed 1998-05-11
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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


                                 (978) 462-7300
               (Registrant's telephone number including area code)

              (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Title                                                Outstanding

$.01 per value Common Stock                          4,169,132

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

Index                                                                        2

Part I - Financial Information:

         Item 1 - Financial Statements
         Consolidated Balance Sheets
         as of March 31, 1998 and
         December 31, 1997                                                   3

         Consolidated Statements of Operations for
         the three months March 31, 1998 and 1997                            4

         Consolidated Statements of Cash Flows
         the three months March 31, 1998 and 1997                            5

         Notes to Consolidated Financial Statements                         6-7

         Item 2 - Management's Discussion Analysis of
         of Financial Conditions and Results of Operations                 8-11

Part II - Other Information:

         Item 1 - Legal Proceedings                                         12

         Item 2 - Changes in Securities                                     12

         Item 3 - Defaults Upon Senior Security                             12

         Item 4 - Submission of Matters to Vote of Security Holders         12

         Item 5 - Other Information                                         12

         Item 6 - Other Proceedings                                         12

         Signatures                                                         13

Part I. Financial Information
Item I. Financial Statements


                         Foilmark, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           March 31,   December 31,
                                                                             1998         1997
                                                                          (Unaudited)   (Audited)
                                                                          -----------  -----------
                                     Assets

Current Assets:

              Cash                                                            984,326      795,837
              Accounts receivable - trade (less allowance for
                doubtful accounts of $116,000 and $348,000 in
                1998 and 1997)                                              5,466,338    4,807,705
              Inventories                                                   8,555,695    7,884,701
              Other current assets                                            570,675      211,943
              Income tax receivable                                           772,535    1,327,421
              Deferred income taxes                                         1,224,837    1,221,135
              Current assets of discontinued operations                       306,958      977,138
                                                                           ----------   ----------
                   Total current assets                                    17,881,364   17,225,880

              Property, plant and equipment, net                            9,202,963    9,150,509
              Bond and mortgage financing costs                               379,401      369,295
              Intangible assets, net                                        4,456,019    4,520,581
              Non-current notes receivable                                    786,569      739,818
              Other assets                                                    141,665       75,967

                                                                           ----------   ----------
                                                                           32,847,981   32,082,050
                                                                           ==========   ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
              Current installments of notes payable- stockholders             113,847      112,922
              Current installments of other long-term debt                    494,569      501,220
              Accounts payable and accrued expenses                         4,533,677    3,376,644
              Customer deposits                                               390,472      207,311
              Current liabilities of discontinued operations                  633,768    1,270,450
                                                                           ----------   ----------
                  Total current liabilities                                 6,066,333    5,468,547

Long-term debt
              Notes payable to stockholders, net of current installments      638,914      654,431
              Other long-term debt, net of current installments            10,077,793   10,095,806
                                                                           ----------   ----------
                                                                           10,716,707   10,750,237

Deferred income taxes                                                         884,773      884,773

Commitments and Contingencies

Stockholders' equity:
              Common stock ($.01 par value; 10,000,000 shares
                authorized; 4,169,132 and 4,167,355 shares issued and
                outstanding in 1998 and 1997, respectively)                    41,691       41,673
              Additional paid-in capital                                   13,408,833   13,404,157
              Retained earnings                                             1,729,644    1,532,663
                                                                           ----------   ----------
                  Total stockholders' equity                               15,180,168   14,978,493
                                                                           ----------   ----------

                                                                           ----------   ----------
                                                                           32,847,981   32,082,050
                                                                           ==========   ==========


           See accompanying notes to consolidated financial statements

Part I. Financial Information


                         Foilmark, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,

                                                                    1998          1997
                                                                 ----------    ----------
Net sales                                                         8,290,579     9,800,637
Cost of sales                                                     5,878,216     7,281,458
                                                                 ----------    ----------
       Gross profit                                               2,412,363     2,519,179

Selling, general and administrative expenses                      1,912,625     1,573,212
                                                                 ----------    ----------
                                                                    499,738       945,967
                                                                 ----------    ----------

Other income (expense):
       Interest expense - net                                      (172,212)     (156,181)
       Other income                                                     778        19,269
                                                                 ----------    ----------
         Income from continuing operations before income taxes      328,304       809,055

Income tax expense                                                  131,322       335,757

                                                                 ----------    ----------
       Income from continuing operations                            196,982       473,298

Discontinued operations:
       Loss from operations, net of income tax benefit                   --      (238,297)
                                                                 ----------    ----------
Net income                                                          196,982       235,001
                                                                 ==========    ==========
Net income (loss) per share
       From continuing operations-basic and diluted                    0.05          0.11
       From discontinued operations-basic and diluted                    --         (0.05)
                                                                 ----------    ----------
       Net income per share - basic and diluted                        0.05          0.06
                                                                 ==========    ==========
Weighted average shares outstanding                               4,168,145     4,156,183
                                                                 ==========    ==========

           See accompanying notes to consolidated financial statements

                        Foilmark, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       March 31,    March 31,
                                                                                         1998         1997
                                                                                      -----------  -----------
Cash flows from operating activities:
  Net income from continuing operations                                                   196,982     473,298
  Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation                                                                      348,775     304,948
        Amortization                                                                       81,426      68,236
        Provision for doubtful accounts                                                    14,000      50,000
        Deferred taxes                                                                     (3,702)         --
        Changes in assets and liabilities:
                 Increase in accounts receivable                                         (672,633)   (818,712)
                 (Increase) decrease  in inventories                                     (670,994)  1,711,113
                 Decrease in income tax receivable                                        554,886     164,729
                 Increase in bond and mortgage financing costs and other assets          (498,152)     (5,281)
                 Increase (decrease)  in customer deposits                                 83,161    (147,292)
                 Increase (decrease) in accounts payable and                            1,157,033    (839,357)
                   accrued expenses
                                                                                      ------------------------
           Net cash provided by operating activities                                      590,782     961,682
                                                                                      ------------------------

                                                                                      ------------------------
           Net cash provided by (used in ) discontinued operations                         33,498    (561,231)
                                                                                      ------------------------
Cash flows from investing activities:
        Capital expenditures                                                             (401,229)   (146,833)
                                                                                      ------------------------
           Net cash used in investing activities:                                        (401,229)   (146,833)
                                                                                      ------------------------
Cash flows from financing activities:
        Payments of notes payable to stockholders                                         (14,592)    (38,074)
        Payments of other long term debt                                                  (24,664)    (86,778)
        Proceeds from shares issued under benefit plans                                     4,694       5,524
                                                                                      ------------------------
           Net cash used for financing activities                                         (34,562)   (119,328)
                                                                                      ------------------------

Net increase in cash                                                                      188,489    134,290

Cash - beginning of period                                                                795,837    199,923

                                                                                      ------------------------
Cash - end of period                                                                      984,326    334,213
                                                                                      ========================

           See accompanying notes to consolidated financial statements

                                 Foilmark, Inc.
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)



1. The accompanying consolidated financial statements of Foilmark, Inc. and subsidiaries (the "Company") for the three months ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the remainder of the year.

2. On October 15, 1997 the Company announced that it was discontinuing the manufacture of hot stamping equipment. Accordingly, Kensol-Olsenmark, Inc., the hot stamping manufacturing company, is reported as a discontinued operation. The consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior years operating results have been restated to reflect continuing operations.

3. The classification of inventories as of March 31, 1998 and December 31, 1997 was as follows:


                                      March 31, 1998     December 31, 1997
                                        (Unaudited)          (Audited)
                                      --------------     -----------------

Raw Materials                           $1,445,912           $1,658,159

Work in Progress                         3,071,620            2,108,422

Finished Goods                           4,038,163            4,118,120
                                        ----------           ----------
         Total                          $8,555,695           $7,884,701
                                        ==========           ==========

4. Adoption of New Accounting Standard - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. There were no differences between net income and comprehensive income as of March 31, 1998 and 1997.

Item II.  MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

For the three months ended March 31, 1998, revenues and earnings were significantly impacted by a shift in the purchasing patterns of certain customers, coupled with the transition in the holographic market to web widths greater than Foilmark's previous capabilities. The Company's new state-of-the-art, wide width embosser, which was scheduled to be operational February 1, 1998, was delayed until the end of the 1998 first quarter. The new equipment will not only meet market demands, but will also increase capacity by 150%. Orders that were planned for shipment during the first quarter will be shipped during the balance of 1998.

For the 1998 first quarter, revenues from continuing operations declined to $8,290,579, compared to $9,800,637 for the 1997 first quarter. The revenues for the three months ended March 31, 1997 included a shipment of equipment and machinery used to manufacture and convert hot stamping foils and holographic products to China, in the amount of $1,833,000. The Company previously announced that due to excessive demands placed on its resources in providing this type of equipment and services, it would no longer solicit similar type contracts. The Company intends to concentrate on its business of hot stamping and holographic foils and pad printing machines and supplies.

Net income from continuing operations for the three months ended March 31, 1998 was $196,982, or $0.05 per share. In the 1997 first quarter, net income was $235,001, or $0.06 per share, after giving effect to a loss from discontinued operations of $238,297, or $0.05 per share. For that period, net income from continuing operations was $473,298, or $.11 per share. Excluding the earnings impact from the China shipment, net income on the comparable core product sales for the quarter ending March 31, 1997 was $249,371, or $0.06 per share.

The primary hot stamping foil business was strong in the first quarter, increasing by 11% over the comparable 1997 first quarter, after excluding the shipment to China. Sales increases occurred both in domestic and export markets.

The sales of pad printing machinery and business supply product line was basically flat during the 1998 first quarter compared to 1997. However, during the quarter the production workforce was reduced in order to eliminate duplicate functions, and the sales and marketing areas were restructured in order to enhance revenue growth.

CONTINUING OPERATIONS

NET SALES

Net sales from continuing operations for the three months ended March 31, 1998 were $8,290,579, compared to $9,800,637 for the three months ended March 31, 1997. The 1997 revenues included a shipment of equipment and machinery used to manufacture and convert hot stamping foils and holographic products to China, in the amount of $1,833,000. The Company previously announced that due to excessive demands placed on its resources in providing this type of equipment and services, it would no longer solicit similar type contracts. The Company intends to concentrate on its business of hot stamping and holographic foils and pad printing machines and supplies.

Further impacting the first quarter revenues was the reduction in holographic shipments due to a shift in the purchasing patterns of certain customers, coupled with the transition in the holographic market to web widths greater than Foilmark's previous existing capabilities. A new state-of-the-art embosser became operational at the end of the first quarter, which now meets the market demands and also increases capacity by 150%.

GROSS PROFIT

For the three months ended March 31, 1998, gross profit declined by $106,816 due to the lower sales volume of $1,510,058. Notwithstanding the lower sales, the gross profit as a percentage to sales increased to 29.1% from 25.7% for the three months ended March 31, 1997. The 1998 first quarter sales consisted of all core products at regular gross profit, compared to the corresponding three months of 1997, which included $1,833,000 in sales to China at a lower gross profit. In addition, the gross profit on foil sales in 1998 were higher than in the 1997 first quarter, due primarily to the high level of production that took place during the complete three months, helping to reduce manufacturing costs as a percentage to sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 1998, selling, general and administrative expenses increased by $339,413 to $1,912,625, from $1,573,212 for the three months ended March 31, 1997. This 21.6% increase was the result of changes made in the marketing and sales organization, which Foilmark management anticipates will provide positive benefits during the balance of 1998. In addition, the expenses of certain advertising programs were incurred in the 1998 first quarter, although the actual benefits will be received later in the year. The unusual increase in selling, general and administrative expenses occurring in the 1998 first quarter should not be representative of future periods. It is expected that this expense, as a percentage to sales, should be in the 21% range compared to 23.1% for the three months ended March 31, 1998.

INCOME FROM OPERATIONS

Income from operations declined by $446,229 for the three months ended March 31, 1998 to $499,738, from $945,967 for the three months ended March 31, 1997. The primary reasons for the decrease was due to the sales volume, which declined by $1,510,058 in the 1998 first quarter from the comparable 1997 three month period, and the increase of $339,413 in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense increased by $16,031 to $172,212 for the three months ended March 31, 1998, compared to $156,181 for the three months ended March 31, 1997. It is anticipated that this expense will decline in succeeding periods as bank debt will be reduced from the proceeds of an income tax refund.

INCOME TAX EXPENSE

Provision for income taxes for the three months ended March 31, 1998 was $131,322, based on income before taxes of $328,304 as compared to $335,757 on pre-tax income of $809,055 for the three months ended March 31, 1997. The effective tax rate used was 40% and 41.5%, respectively, for the 1998 and 1997 first quarter.

NET INCOME

For the three months ended March 31, 1998, net income from continuing operations declined by $276,316 to $196,982, from $473,298 for the three months ended March 31, 1997. The reduction in net income was the result of lower sales volume, primarily from not repeating the shipment to China which accounted for all of the revenue decrease. In addition, sales of Holographic products were delayed due to the late start-up of new embossing equipment which was required to meet market demands.

The increase in selling, general and administrative expenses in the 1998 first quarter of $339,413 also impacted the net income for the three months ended March 31, 1998.

DISCONTINUED OPERATIONS

In October 1997, Foilmark announced that it was discontinuing the manufacture of hot stamping machinery and related equipment in order to focus on its hot stamping foil and holographic film products, as well as its pad printing machinery and supply business segments.

Consequently, for the three months ended March 31, 1997, Foilmark incurred a loss of $238,297 net of tax benefit from discontinued operations, or $0.05 per share. Total net income for this period, after giving effect to the loss from discontinued operations, was $235,001 or $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

On January 13, 1998, the Company's principal bank replaced its previous bank, on its borrowing, under the Industrial Development Revenue Bonds originally issued in June 1995. All existing terms and conditions were transferred to the current lender without change, including interest rates, amortization and maturities. The various financial covenants required by the Industrial Development Revenue Bond borrowing and the revolving credit agreement are the same. At March 31, 1998, the Company was in full compliance with all covenants as amended.

At December 31, 1997, the Company had a total of $6,595,944 outstanding under the revolving line of credit, the same amount that existed at March 31, 1997. The amount available under the revolving credit facility at March 31, 1998 was $3,404,056. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

On April 6, 1998 the Company further reduced the outstanding balance under the revolving credit line by $400,000 to $6,195,944, which increases the amount available under the line to $3,804,056.

OTHER MATTERS

Management believes that substantially all of its computer systems are year 2000 compliant, and will be assessing the balance of its systems to facilitate complete 2000 compliance. The Company is contacting its customers, suppliers, and financial institutions with which it does business, to ensure that any year 2000 issue is resolved. If the Company does not complete the systems conversions on a timely basis, or if others with whom the Company does business are not year 2000 compliant, it could have a material adverse effect on the Company's consolidated financial position and results of operations.

In June,  1997,  the FASB issued  Statement  of Financial  Accounting  Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e.: internal management reporting), in interim and year end financial statements. The statement is effective for the year ending December 31, 1998. Interim disclosures are not required in the year of adoption. The Company has not yet determined the impact that SFAS No. 131 will have on its financial statements.

PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings                  Not Applicable



Item 2 -  Changes in Securities              Not Applicable



Item 3 -  Defaults Upon Senior Security      Not Applicable



Item 4 -  Submission of Matters to
          Vote of Security Holders           Not Applicable



Item 5 -  Other Information                  Not Applicable



Item 6 -  Other Proceedings                  Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FOILMARK, INC.
                                       (Registrant)




Date: May 11, 1998                     /s/ Frank J. Olsen, Jr.
                                       --------------------------------------
                                       Frank J. Olsen, Jr.
                                       President and
                                       Chief Executive Officer



Date: May 11, 1998                     /s/ Philip Leibel
                                       --------------------------------------
                                       Philip Leibel
                                       Vice President (Finance) and
                                       Chief Financial and Accounting Officer