Form 10-Q
period 1998-06-30
FOILMARK INC
filed 1998-08-14
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
  (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Yes _____    No _____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                         Outstanding

$.01 per value Common Stock                                   4,172,311

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
Index                                                                       2

Part I - Financial Information:

         Item 1 - Financial Statements
         Consolidated Balance Sheets
         as of June 30, 1998 and
         December 31, 1997                                                  3

         Consolidated Statements of Operations for
         the three and six months ended June 30, 1998 and 1997              4

         Consolidated Statements of Cash Flows for
         the six months ended June 30, 1998 and 1997                        5

         Notes to Consolidated Financial Statements                         6-7

         Item 2 - Management's Discussion Analysis of
                  of Financial Conditions and Results of Operations         8-10

Part II - Other Information:

         Item 1 - Legal Proceedings                                         11

         Item 2 - Changes in Securities                                     11

         Item 3 - Defaults Upon Senior Security                             11

         Item 4 - Submission of Matters to Vote of Security Holders         11

         Item 5 - Other Information                                         11

         Item 6 - Other Proceedings                                         11

         Signatures                                                         12

         Schedule of Financial Data                                         13

Part I. Financial Information
Item I. Financial Statements

                         Foilmark, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  June 30,     December 31,
                                                                    1998          1997
                                                                (Unaudited)     (Audited)
                                                                -----------    -----------
                                     Assets
Current Assets:
  Cash                                                          $   367,011        795,837
  Accounts receivable - trade (less allowance for
    doubtful accounts of $130,000 and $348,000 in
    1998 and 1997)                                                4,989,741      4,807,705
  Inventories                                                     8,652,169      7,884,701
  Other current assets                                              818,519        211,943
  Income tax receivable                                             896,646      1,327,421
  Deferred income taxes                                           1,224,837      1,221,135
  Current assets of discontinued operations                         155,550        977,138
                                                                -----------    -----------
        Total current assets                                     17,104,473     17,225,880

  Property, plant and equipment, net                              9,125,972      9,150,509
  Bond and mortgage financing costs                                 417,045        369,295
  Intangible assets, net                                          4,391,456      4,520,581
  Non-current notes receivable                                      786,569        739,818
  Other assets                                                       53,776         75,967
                                                                -----------    -----------
                                                                $31,879,291     32,082,050
                                                                ===========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of notes payable- stockholders           $   116,310        112,922
  Current installments of other long-term debt                      472,973        501,220
  Accounts payable and accrued expenses                           4,488,786      3,376,644
  Customer deposits                                                 195,874        207,311
  Current liabilities of discontinued operations                    409,306      1,270,450
                                                                -----------    -----------
        Total current liabilities                                 5,683,249      5,468,547

Long-term debt
  Notes payable to stockholders, net of current installments        595,305        654,431
  Other long-term debt, net of current installments               9,449,359     10,095,806
                                                                -----------    -----------
                                                                 10,044,664     10,750,237
Deferred income taxes
                                                                    884,773        884,773
Commitments and Contingencies

Stockholders' equity:
  Common stock ($.01 par value; 10,000,000 shares
    authorized; 4,172,311 and 4,167,355 shares issued and
    outstanding in 1998 and 1997, respectively)                      41,723         41,673
  Additional paid-in capital                                     13,419,240     13,404,157
  Retained earnings                                               1,805,642      1,532,663
                                                                -----------    -----------
        Total stockholders' equity                               15,266,605     14,978,493
                                                                -----------    -----------

                                                                -----------    -----------
                                                                $31,879,291     32,082,050
                                                                ===========    ===========

           See accompanying notes to consolidated financial statements

Part I. Financial Information

                         Foilmark, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                      June 30,
                                                                1998           1997           1998           1997
                                                            -----------    -----------    -----------    -----------
Net sales                                                   $ 7,541,928      7,756,625     15,832,507     17,557,262
Cost of sales                                                 5,193,816      5,283,646     11,072,032     12,565,104
                                                            -----------    -----------    -----------    -----------
  Gross profit                                                2,348,112      2,472,979      4,760,475      4,992,158

Selling, general and administrative expenses                  2,027,927      1,774,213      3,940,552      3,347,425
                                                            -----------    -----------    -----------    -----------
                                                                320,185        698,766        819,923      1,644,733
                                                            -----------    -----------    -----------    -----------
Other income (expense):
  Interest expense                                             (207,421)       (76,170)      (379,633)      (232,351)
  Other expense                                                    (778)       (19,269)          --             --
                                                            -----------    -----------    -----------    -----------
    Income from continuing operations before income taxes       111,986        603,327        440,290      1,412,382

Income tax expense                                               35,988        242,693        167,310        578,450
                                                            -----------    -----------    -----------    -----------
  Income from continuing operations                              75,998        360,634        272,980        833,932

Discontinued operations:
  Loss from operations, net of income tax benefit                  --          (33,061)          --         (271,358)
                                                            -----------    -----------    -----------    -----------
Net income                                                  $    75,998        327,573        272,980        562,574
                                                            ===========    ===========    ===========    ===========

Net income (loss) per share
  From continuing operations-basic and diluted              $      0.02           0.09           0.07           0.20
  From discontinued operations-basic and diluted                   --            (0.01)          --            (0.06)
                                                            -----------    -----------    -----------    -----------
  Net income per share - basic and diluted                  $      0.02           0.08           0.07           0.14
                                                            ===========    ===========    ===========    ===========

Weighted average shares outstanding                           4,171,359      4,160,171      4,169,761      4,158,188
                                                            ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

Part I. Financial Information

                        Foilmark, Inc., and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           June 30,       June 30,
                                                                             1998           1997
                                                                         -----------    -----------
Cash flows from operating activities:
  Net income from continuing operations                                  $   272,980        833,932
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                           697,725        680,323
      Amortization                                                           163,517        160,080
      Provision for doubtful accounts                                         28,000         99,000
      Changes in assets and liabilities:
        Increase in accounts receivable                                     (210,036)    (1,017,437)
        (Increase) decrease  in inventories                                 (767,468)     1,414,866
        Decrease in income tax receivable                                    430,775        378,000
        Increase in bond and mortgage financing costs and other assets       (85,845)          --
        Increase in other assets                                            (595,922)      (354,558)
        Increase (decrease) in accounts payable and                        1,112,142       (712,840)
          accrued expenses
                                                                         --------------------------
        Net cash provided by operating activities                          1,045,968      1,481,366
                                                                         --------------------------

                                                                         --------------------------
        Net cash used in discontinued operations                             (86,307)    (1,878,469)
                                                                         --------------------------
Cash flows from investing activities:
  Capital expenditures                                                      (673,188)      (323,714)
                                                                         --------------------------
        Net cash used in investing activities:                              (673,188)      (323,714)
                                                                         --------------------------

        Proceeds from sale of facilities of discontinued operations             --        2,536,557
                                                                         --------------------------

Cash flows from financing activities:
  Payments of notes payable to stockholders                                  (55,738)       (77,945)
  Payments of other long term debt                                          (674,694)    (2,810,714)
  Proceeds of other long-term debt                                              --        1,089,000
  Proceeds from shares issued under benefit plans                             15,133         10,135
                                                                         --------------------------
        Net cash used for financing activities                              (715,299)    (1,789,524)
                                                                         --------------------------

Net (decrease) increase in cash                                             (428,826)        26,216

Cash - beginning period                                                      795,837        199,923
                                                                         --------------------------
Cash - end of period                                                     $   367,011        226,139
                                                                         ==========================

                                 Foilmark, Inc.
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1997
                                   (Unaudited)


1. The accompanying consolidated financial statements of Foilmark, Inc. and subsidiaries (the "Company") for the three and six months period ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 25, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the remainder of the year.

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

3. The classification of inventories as of June 30, 1998 and December 31, 1997 was as follows:

                               June 30, 1998             December 31, 1997
                                (Unaudited)                  (Audited)

Raw Materials                   $1,401,651                 $ 1,658,159

Work in Progress                 3,036,911                   2,108,422

Finished Goods                   4,213,607                   4,118,120
                                ----------                 -----------
         Total                  $8,652,169                 $ 7,884,701
                                ==========                 ===========

4. Adoption of New Accounting Standard - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. There were no differences between net income and comprehensive income as of June 30, 1998 and 1997.

5. Accounting Pronouncements - The Financial Accounting Standards ("FASB") recently issued Statement of Financial Standard Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

6.   In June 1997, the FASB issued Statement of Financial  Accounting  Standards
     (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e.: internal management reporting), in interim and year end financial statements. The statement is effective for the year ending December 31, 1998. Interim disclosures are not required in the year of adoption. The Company has not yet determined the impact that SFAS No. 131 will have on its financial statements.

Item II.  MANAGEMENT'S DISCUSSION ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

The reduction in revenue and earnings in the 1998 second quarter and six months was primarily due to the FHI holographic division which incurred a decline in sales volume of $400,000 and $1,030,000 for the three and six months respectively, compared to 1997. The reduced sales volume resulted in a second quarter 1998 loss of $101,696 for the holographic division compared to a net profit of $230,653 for the 1997 second quarter. For the six months ended June 30, 1998 the holographic division had a net loss of $421,036 compared to a net profit of $437,131 for the six months ended June 30, 1997.

The primary reason for the reduction in holographic revenues and earnings was due to a shift to the second half of the year of purchase orders for holographic material. The demand for this product has now increased, which is reflected in orders now being shipped. During the first half of 1998 new products were introduced, providing the Company with further diversification and the ability to take advantage of the growing demand for holographic materials. The customer base has been expanded providing for greater distribution.

The standard foil business remained profitable in the 1998 second quarter, inspite of extremely competitive conditions, as a result of the Asian financial crisis. Asian manufacturers have been selling their excess capacity into the international market at very low prices. As a result, export foil sales, which represented 20% of total foil sales in the 1998 first half were adversely impacted in the second quarter. This situation is expected to continue during the second half of 1998. Offsetting the reduction in export foil sales was the increase of 15% in direct domestic foil sales for the 1998 first six months over 1997. The Company is continuing to put strong emphasis on increasing market share in the North American marketplace.

During June 1998, due to the competitive nature of the foil business and in an attempt to increase profitability, the Company effected a cost reduction while maintaining the service demands of the marketplace. The total annual reductions commencing July 1998 are expected to exceed $1,000,000.

The pad printing machinery and supply component of the Company's business was profitable in the 1998 second quarter after reporting a first quarter loss. Overhead reductions made during the first quarter, together with the restructuring of the sales and marketing areas have had a positive impact on this segment of the business. Current backlog is in excess of 100% over 1997, with continuing strong demand.


CONTINUING OPERATIONS

NET SALES

Net sales from continuing operations for the three months ended June 30, 1998 were $7,541,928, a 2.8 % decrease or $214,697 compared to the three months ended June 30, 1997. Impacting the second quarter sales was a continuing shift to the second half of the year in holographic customers purchase orders, which previously had primarily been in the first half. Additionally, the standard foil business became extremely competitive during the middle of the second quarter due to the Asian financial crisis, as manufacturers began selling their excess capacity into the international market at very low prices.

For the six months of 1998 net sales were $15,832,507 compared to $17,557,262 for the six months ended June 30, 1997. The 1997 six months revenues included $1,833,000 for machinery and supplies shipped to China. The Company previously announced that due to excessive demands placed on its resources in providing this type of equipment, it would no longer solicit similar type projects. Eliminating the China contract, revenues for both 1998 and 1997 were similar.

GROSS PROFIT

For the three and six months ended June 30, 1998 gross profit declined by $124,867 and $231,683 respectively compared to the same periods in 1997 due to lower sales volumes. Gross profit as a percentage to sales declined from 31.9% to 31.1% in the 1998 second quarter, due to price competition in the export foil business.

For the six months ended June 30, 1998 gross profit as a percentage to sales increased to 30.1% from 28.4% for the six months ended June 30,1997. The 1998 sales consisted of all core products at regular gross profit , compared to 1997 which included $1,833,000 in sales to China at a lower gross profit.

SELLING,GENERAL AND ADMINISTRATIVE EXPENSES

For the three and six months ended June 30, 1998, selling, general and administrative expenses increased by $253,714 and $593,127 respectively compared to the same three and six months of 1997. A large portion of the increase was due to an advertising campaign to promote product awareness and recognition in the various markets in which Foilmark competes. Actual benefits are expected to be received in the second half of 1998. In addition, changes were made in the marketing and sales organization, which Foilmark management anticipates will provide future benefits.

INCOME FROM OPERATIONS

Income from continuing operations declined to $111,986 from $603,327 for the three months ended June 30, 1998. The primary reason for the decline was due to the FHI holographic division which incurred an operating loss in this three month period, compared to a profit in the comparable 1997 period. Additionally there was a $214,697 reduction in revenues, which affected income from operations.

For the six months ended June 30, 1998 income from operations declined to $440,290 from $1,412,382 for the six months ended June 30, 1997. The decrease of $972,092 was due to the sales volume which declined by $1,724,755, an increase of $593,127 in selling, general and administrative expenses and a $400,000 loss incurred in the holographic division, compared to a $400,000 profit reported for the six months ended June 30, 1997.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1998 increased by $147,282 to $379,633 from the comparable 1997 six month period as a result of the discontinued operations which had absorbed a portion of the interest expense in 1997. It is anticipated that interest expense will decline in succeeding periods as bank debt will be reduced from the proceeds of an income tax refund which was received in July 1998.

INCOME TAX EXPENSE

Provision for income taxes for the six months ended June 30, 1998 totaled $167,310, based on income before taxes of $440,290 as compared to $578,450 on pre-tax income of $1,412,382 for the six months ended June 30, 1997. The effective tax rate used was 38% and 41% respectively for the 1998 and 1997 six months.

NET INCOME

For the three and six months ended June 30, 1998, net income from continuing operations declined by $284,636 and $560,952 respectively as a result of lower sales volume, an operating loss in the holographic division compared to a 1997 profit and a $593,127 increase in selling, general and administrative expenses for the 1998 six months.

DISCONTINUED OPERATIONS

In October 1997, Foilmark announced that it was discontinuing the manufacture of hot stamping machinery and related equipment in order to focus on its hot stamping foil and holographic film products, as well as its pad printing machinery and supply business segments.

Consequently, for the three and six months ended June 30, 1997, Foilmark incurred a loss of $33,061 and $271,358, respectively, net of tax benefit, from discontinued operations, or $0.01 and $0.06 per share. Total net income for this period, after giving effect to the loss from discontinued operations, was $327,573 or $0.08 per share for the three months ended June 30, 1997 and $562,574 or $0.14 for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a total of $6,370,943 outstanding under the revolving line of credit, a decrease of $225,000 from March 31, 1998. During July 1998, the Company received an income tax refund of $960,000. On August 7, 1998 $850,000 of the refund was used to reduce the revolving line of credit. The amount now outstanding under the line of credit is $5,520,943. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

OTHER MATTERS

Management believes that substantially all of its computer systems are year 2000 compliant, and will be assessing the balance of its systems to facilitate complete 2000 compliance. The estimated costs to complete year 2000 remediation is less than $100,000. The Company is contacting its customers, suppliers, and financial institutions with which it does business, to ensure that any year 2000 issue is resolved. While there can be no assurance that the systems of other companies will be year 2000 compliant, the Company has no knowledge of any such third party year 2000 issues that would result in a material adverse affect on its operations. Should the Company become aware of any such situation, contingency plans will be developed.

This discussion contains forward looking statements that involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward looking statements as a result of change in customer demand, increases in raw material prices, and the Company's ability to meet customer requirements as well as other matters discussed in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                   Not Applicable

Item 2 -  Changes in Securities               Not Applicable

Item 3 -  Defaults Upon Senior Security       Not Applicable

Item 4 -  Submission of Matters to a Vote of Security Holders

          On May 13, 1998, the Company held its Annual Meeting of Shareholders, Frank J. Olsen Jr., Wilhelm P. Kutsch and Carol J. Robie were elected to be the Directors of the Company for three (3) year terms expiring in 2001. Thomas R. Schwarz was elected to be the Director of the Company for a one (1) year term expiring in 1999. Set forth below are the results of each matter voted upon at the Annual Meeting.


          1.   Election of Directors: - For Three (3) Year Term.

                                         For                  Withheld
                                         ---                  --------
          (a) Frank J. Olsen Jr.         3,987,581            27,338
          (b) Wilhelm P. Kutsch          3,990,581            24,338
          (c) Carol J. Olsen             3,990,581            24,338

          2.   Election of Directors: - For One (1) Year Term.

                                         For                  Withheld
                                         ---                  --------
          (a) Thomas R. Schwarz          3,989,581            25,338

Item 5 -  Other Information                   Not Applicable

Item 6 -  Other Proceedings                   Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FOILMARK, INC.
                                        (Registrant)


Date:  August 14, 1998                  /s/ Frank J. Olsen, Jr.
                                        ---------------------------------------
                                        Frank J. Olsen, Jr.
                                        President and
                                        Chief Executive Officer


Date:  August 14, 1998                  /s/ Philip Leibel
                                        ---------------------------------------
                                        Philip Leibel
                                        Vice President (Finance) and
                                        Chief Financial and Accounting Officer