Form 10-Q
period 1998-09-30
FOILMARK INC
filed 1998-11-12
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

___ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___  No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                         Outstanding
$.01 per value Common Stock                                    4,179,601

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

Index                                                                          2

Part I - Financial Information:

         Item 1 - Financial Statements
         Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997                              3

         Consolidated Statements of Operations for
         the Three and Nine months September 30, 1998 and 1997                 4

         Consolidated Statements of Cash Flows
         Nine months ended September 30, 1998 and September 30, 1997           5

         Notes to Consolidated Financial Statements                          6-7

         Item 2 - Management's Discussion and Analysis of
         of Financial Conditions and Results of Operations                  8-10


Part II - Other Information:

         Item 1 - Legal Proceedings                                           11

         Item 2 - Changes in Securities                                       11

         Item 3 - Defaults Upon Senior Security                               11

         Item 4 - Submission of Matters to Vote of Security Holders           11

         Item 5 - Other Information                                           11

         Item 6 - Other Proceedings                                           11

         Signatures                                                           12

         Schedule of Financial Data                                           13

Part I.  Financial Information
Item 1.  Financial Statements

                                             Foilmark, Inc. and Subsidiaries
                                               Consolidated Balance Sheets

                                                                                                   September 30,        December 31,
                                                                                                       1998                 1997
                                                                                                    (Unaudited)          (Audited)
                                                                                                    -----------         -----------
                                              Assets
Current assets:
                   Cash                                                                             $   149,647         $   795,837
                   Accounts receivable - trade (less allowance for doubtful
                       accounts of $113,000 and $348,000 in 1998 and 1997)                            5,372,697           4,807,705
                   Inventories                                                                        8,208,139           7,884,701
                   Other current assets                                                                 682,082             211,943
                   Income tax receivable                                                                209,176           1,327,421
                   Deferred income taxes                                                              1,224,837           1,221,135
                   Current assets of discontinued operations                                            216,474             977,138
                                                                                                    -----------         -----------
                         Total current assets                                                        16,063,052          17,225,880

                   Property, plant and equipment, net                                                 8,998,002           9,150,509
                   Bond and mortgage financing costs                                                    378,968             369,295
                   Intangible assets, net                                                             4,326,894           4,520,581
                   Non-current notes receivable                                                         771,047             739,818
                   Other assets                                                                         123,831              75,967
                                                                                                    -----------         -----------
                                                                                                    $30,661,794         $32,082,050
                                                                                                    ===========         ===========


                               Liabilities and Stockholders' Equity
Current liabilities:
                   Current installments of notes payable to stockholders                            $   117,264         $   112,922
                   Current installments of other long-term debt                                         447,082             501,220
                   Accounts payable and accrued expenses                                              4,235,379           3,376,644
                   Customer deposits                                                                     28,590             207,311
                   Current liabilities of discontinued operations                                       237,070           1,270,450
                                                                                                    -----------         -----------
                         Total current liabilities                                                    5,065,385           5,468,547

Long-term debt:
                   Notes payable to stockholders, net of current installments                           578,811             654,431
                   Other long-term debt, net of current installments                                  8,599,830          10,095,806
                                                                                                    -----------         -----------
                                                                                                      9,178,641          10,750,237

Deferred income taxes                                                                                   884,773             884,773

Commitments and contingencies

Stockholders' equity:
                   Common Stock ($.01 par value:  10,000,000 shares
                         authorized; 4,176,542 and 4,167,355 shares issued
                         and outstanding in 1998 and 1997, respectively)                                 41,765              41,673
                   Additional paid-in capital                                                        13,429,224          13,404,157
                   Retained earnings                                                                  2,062,006           1,532,663
                                                                                                    -----------         -----------
                         Total stockholders' equity                                                  15,532,995          14,978,493
                                                                                                    -----------         -----------
                                                                                                    $30,661,794         $32,082,050
                                                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.

Part I.  Financial Information

                         Foilmark, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                             September 30                      September 30
                                                                        1998             1997             1998             1997
                                                                    ------------     ------------     ------------     ------------
Net sales                                                           $  7,881,025     $  8,417,036     $ 23,713,532     $ 25,741,355
Cost of sales                                                          5,511,151        5,922,028       16,583,183       18,347,366
                                                                    ------------     ------------     ------------     ------------

     Gross profit                                                      2,369,874        2,495,008        7,130,349        7,393,989

Selling, general and administrative expenses                           1,862,005        1,734,415        5,802,557        4,973,353
                                                                    ------------     ------------     ------------     ------------

                                                                         507,869          760,593        1,327,792        2,420,636
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
     Interest expense - net                                             (168,341)        (137,144)        (547,974)        (384,293)
     Other income                                                         15,270              454           15,270              450
                                                                    ------------     ------------     ------------     ------------

     Income from continuing operations before
          Income taxes                                                   354,798          623,903          795,088        2,036,793

Income tax expense                                                       (98,432)        (227,956)        (265,742)        (806,406)
                                                                    ------------     ------------     ------------     ------------

     Income from continuing operations                                   256,366          395,947          529,346        1,230,387

Discontinued operations
     (Loss) from operations, net of income tax benefit                        --         (376,253)              --         (648,119)

     (Loss) upon disposition, net of income tax benefit                       --       (4,018,061)              --       (4,018,061)
                                                                    ------------     ------------     ------------     ------------

Net income (loss)                                                   $    256,366     $ (3,998,367)    $    529,346     $ (3,435,793)
                                                                    ============     ============     ============     ============

Net income (loss) per share
     From continuing operations - basic and diluted                 $       0.06     $       0.10     $       0.13     $       0.30
     From discontinued operations - basic and diluted                         --            (1.06)              --            (1.12)
                                                                    ------------     ------------     ------------     ------------
          Net income (loss) per share - basic and diluted           $       0.06     $      (0.96)    $       0.13     $      (0.82)
                                                                    ============     ============     ============     ============

Weighted average shares outstanding                                    4,174,356        4,163,482        4,171,309        4,159,972
                                                                    ============     ============     ============     ============


          See accompanying notes to consolidated financial statements.

                         Foilmark, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows - Nine Months Ended
                                   (Unaudited)

                                                                                                   September 30,       September 30,
                                                                                                        1998               1997
                                                                                                    -----------        -----------
Cash Flows from Operating Activities:

Net income from continuing operations                                                               $   529,346        $ 1,230,387
Adjustments to reconcile net income to net cash provided
     by continuing operations:
          Depreciation                                                                                1,024,178          1,035,279
          Amortization                                                                                  245,698            233,125
          Provision for doubtful accounts                                                                28,000            157,200
          Changes in assets and liabilities:
               Increase in accounts receivable                                                         (592,992)          (937,082)
               (Increase) decrease in inventories                                                      (323,438)         1,630,044
               Decrease (increase) in income tax receivable                                           1,118,245            (10,516)
               (Increase) decrease in bond and mortgage
                    financing costs and other assets                                                    (65,404)           116,819
               Increase in other assets                                                                (696,727)          (321,760)
               Increase (decrease) in accounts payable and
                    accured expenses                                                                    858,753         (1,361,060)
                                                                                                    -----------        -----------

          Net cash provided by operating activities                                                   2,125,659          1,772,436
                                                                                                    -----------        -----------

          Net cash used in discontinued operations                                                     (303,945)        (1,394,466)
                                                                                                    -----------        -----------

Cash flows from investing activities:

          Capital expenditures                                                                         (871,671)          (657,420)
                                                                                                    -----------        -----------
                                                                                                    -----------        -----------
          Net cash used in investing activities                                                        (871,671)          (657,420)
                                                                                                    -----------        -----------

          Proceeds from sale of facilities of discontinued operations                                        --          2,536,557
                                                                                                    -----------        -----------

Cash flows from financing activities:

          Payments of notes payable to stockholders                                                     (71,278)           (92,585)
          Payments of other long-term debt                                                           (1,550,114)        (3,297,928)
          Proceeds of other long-term debt                                                                   --          1,512,445
          Proceeds from shares issued under benefit plans                                                25,159             22,252
                                                                                                    -----------        -----------

          Net cash used for financing activities                                                     (1,596,233)        (1,855,816)

Net (decrease) increase in cash                                                                        (646,190)           401,291

Cash - beginning of period                                                                              795,837            199,923
                                                                                                    -----------        -----------

Cash - end of period                                                                                $   149,647        $   601,214
                                                                                                    ===========        ===========

Supplemental disclosure of cash flow information
Cash paid during the year for:

Interest                                                                                            $   536,400        $   708,141
                                                                                                    -----------        -----------
Income taxes                                                                                        $    61,000        $   306,000
                                                                                                    -----------        -----------


          See accompanying notes to consolidated financial statements.

                                 Foilmark, Inc.
                   Notes to Consolidated Financial Statements
                           September 30, 1998 and 1997
                                   (Unaudited)


1. The accompanying consolidated financial statements of Foilmark, Inc. and subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 27, 1998 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the remainder of the year.

2. On October 15, 1997 the Company announced that it was discontinuing the manufacture of hot stamping equipment. Accordingly, Kensol-Olsenmark, Inc., the hot stamping manufacturing company, is reported as a discontinued operation at September 30, 1997. The consolidated financial statements have been reclassified to report separately the net assets and operating results of the business.

3. The classification of inventories as of September 30, 1998 and December 31, 1997 was as follows:

                                       September 30, 1998     December 31, 1997

Raw Materials                              $1,436,424             $1,658,159

Work in Progress                            2,881,066              2,108,422

Finished Goods                              3,890,649              4,118,120
                                           ----------             ----------

         Total                             $8,208,139             $7,884,701
                                           ==========             ==========

4. Adoption of New Accounting Standard - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) Number 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. There were no differences between net income and comprehensive income as of September 30, 1998 and 1997.

5. Accounting Pronouncements - The Financial Accounting Standards ("FASB") recently issued Statement of Financial Standard (SFAS) Number 133,
     "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

6.   In June 1997, the FASB issued Statement of Financial  Accounting  Standards
     (SFAS) Number 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires the Company to report financial and descriptive information about its reportable segments, determined using the management approach (i.e.: internal management reporting), in interim and year end financial statements. The statement is effective for the year ending December 31, 1998. Interim disclosures are not required in the year of adoption. The Company has not yet determined the impact that SFAS 131 will have on its financial statements.

Item II.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Discussion and Analysis includes certain forward-looking statements which are subject to a number to risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such forward-looking statements are based on current expectations and actual results may differ materially.

General

The decline in revenues and earnings from continuing operations for the three and nine months ended September 30, 1998, compared to like period in 1997, resulted from lower sales volume in the FHI holographic division during the first six months of 1998, a general softness in the standard hot stamping foil business due in part to a reduction in export sales to Asia and flat sales of pad printing machinery and supplies.

As compared to the second quarter of 1998, the standard foil business improved. Prices, although still subject to competitive pressures, have stabilized. The primary raw material, polyester, is plentiful at lower prices. Overhead reductions implemented at the end of June resulted in a quarter to quarter reduction in selling, general and administrative expenses for the hot stamping foil group of $174,000.

The FHI holographic division increased sales by $944,000 in the third quarter. Inefficiencies arising from the utilization of a new production technology resulted in excessive waste. The division operated at approximately break even for the quarter as compared to a loss of $360,000 in the first six months of 1998. The division is expected to be profitable in the fourth quarter and into 1999.

The pad printing machinery and supply division incurred an operating loss in the third quarter of 1998 as compared to a profit in the second quarter. The loss resulted from manufacturing inefficiencies which reduced gross margins and higher than anticipated selling, general and administrative expenses. Management has implemented a plan to immediately reduce overhead expenses. Incoming orders continue to be strong. The combination of strong sales and the overhead reductions are expected to return the division to profitability in the fourth quarter continuing into 1999.

Continuing Operations

Net Sales - Net sales from continuing operations for the three months ended September 30, 1998 were $7,881,025, a 6.4% decrease compared to the third quarter 1997 net sales of $8,417,036. The decline in net sales was a result of weakness in the standard hot stamping foil product line at the beginning of the third quarter. Demand increased significantly in September, but not sufficiently enough to offset the softness that existed in July and August. Third quarter 1998 net sales increased by 4.5% from second quarter 1998 due to the FHI Holographic division's strong sales in the third quarter and better than expected export shipments. Net sales from continuing operations for the nine-month periods ended September 30, 1998 and 1997 were $23,713,532 and $25,741,355 respectively. The 7.9% decrease in sales was due primarily to a non-recurring equipment sale of $1.8 million to a company in China during 1997. Eliminating the sale to China revenues for the nine months of 1998 and 1997 were very similar. Also impacting the nine month 1998 sales was a reduction in the standard foil export business, as Asian manufacturers utilized their excess capacity to manufacture and sell at very low prices.

Gross Profit - Third quarter gross profit, as a percentage of sales increased to 30.1% in 1998 compared to 29.6% in 1997. Third quarter gross profit margin increased due to sales mix and from cost reductions instituted in July 1998. Gross profit grew to 30.1% of net sales in the first nine months of 1998 from 28.7% in the comparable period of 1997. Year to date gross margin improvement resulted primarily from core products constituting a greater percentage of sales as compared to 1997 sales which included $1,833,000 in equipment sales to China at a significantly lower gross profit.

Selling, General and Administrative Expenses - Selling, general and administrative expense increased by $127,590 and $829,204 respectively compared to the comparable three and nine months of 1997. A portion of the increase was due to an advertising campaign, initiated by the Company in 1998, to promote product awareness and recognition. In addition, changes were made in the marketing and sales organization to improve coverage of the various product lines, which the Company's management anticipates will provide future benefits. Selling, general and administrative expenses for the three months ended September 30, 1998 declined by 8.0% from the second quarter 1998 as a result of action taken in June 1998 to reduce the Company's cost structure.

Net Income and Earnings per Share - Net income and earnings per share from continuing operations were $256,366 or $0.06 per share for the three months ended September 30, 1998. All earnings per share data is basic and fully diluted. The Company incurred a net loss of $0.96 per share after giving effect to a loss from discontinued operations of $4,394,314 or $1.06 per share for the three-month period ended September 30, 1997. Income from continuing operations for the 1997 third quarter was $395,947 or $0.10 per share. Net income and earnings per share from continuing operations were $529,346 or $0.13 per share compared to $1,230,387 or $0.30 per share for the nine months ended September 30, 1998 and 1997. Net income and earnings per share for the nine months were negatively impacted by decreased foreign sales and a decline in sales volume for the FHI Holographic division for the first six months of the year. For the three months ended September 30, 1998 the reduction in net income and earning per share, compared to the like 1997 period, was attributable to the softness in the standard hot stamping foil product sales that existed for part of the quarter.

Interest Expense - Interest expense for the three months ended September 30, increased to $168,341 from $137,144 for the comparable three month period of 1997 as a result of the discontinued operations which had absorbed a portion of the interest expense in 1997. Interest expense declined by 18.8% or $39,000 from the second quarter of 1998, due to the lower debt that existed for most of the third quarter.

Income Tax Expense - Provision for income taxes for the nine months ended September 30, 1998 totaled $265,742, as compared to $806,406 for the nine months ended September 30, 1997, as a result of decreased earnings. The effective tax rates were 33% and 40% respectively for the 1998 and 1997 nine months. The decrease in the effective rate is due to a reduction in state income taxes. The provision includes an anticipated refund of approximately $60,000 for prior year tax benefit.

Discontinued Operations - In October 1997, Foilmark announced that it was discontinuing the manufacture of hot stamping machinery and related equipment in order to focus on its hot stamping foil and holographic film, as well as its pad printing machinery and supply products.

Consequently, for the three and nine months ended September 30, 1997, Foilmark incurred a loss of $376,253 and $648,119 respectively, net of income tax benefit from discontinued operations. The Company also incurred a loss on disposition of the assets of the discontinued operations of $4,018,061, net of income tax benefit in the third quarter of 1997. The total loss from discontinued operations for the three and nine months ended September 30, 1997 was $1.06 and $1.12 per share. Total net loss for this period, after giving effect to the loss from discontinued operations, was $3,998,367 or $0.96 per share for the three months ended September 30, 1997 and $3,435,793 or $0.82 for the nine months ended September 30, 1997.

Liquidity and Capital Resources - At September 30, 1998 the Company had a total of $5,520,943 outstanding under the revolving line of credit, a decrease of $850,000 from June 30, 1998. Cash generated by operations in the first nine months of 1998 was used to invest in property, plant and equipment amounting to $872,000 and to reduce total debt by $1,621,000. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

Other Matters - Management believes that substantially all of its computer systems are Year 2000 compliant. The Company has performed an assessment of its Year 2000 readiness and established an implementation plan to address Year 2000 issues. The areas assessed were the Company's financial, operational (including embedded and non-information technologies) and information systems. The majority of the Company's products do not include software or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant. As a result of the assessment phase, the Company has determined its software is Year 2000 compliant but some hardware replacements or modifications are required. The Company has adopted a Year 2000 compliance plan, which includes hardware upgrades, which are expected to be installed and tested by the end of the first quarter of 1999. The Company currently does not believe that either its Year 2000 issues, or any future costs necessary to ensure the Company's Year 2000 readiness will have a material effect on its business, results of operations, or financial condition. The estimated costs to complete the Year 2000 remediation are less than $100,000.

The Company is making inquiries of its key customers, suppliers and service providers in assessing their Year 2000 readiness. While there can be no assurance that the systems of the other companies will be Year 2000 compliant, the Company has no knowledge of any such third party Year 2000 issues that would result in a material adverse affect on its operations. The Company has determined the most likely worst case scenario is the failure by a major supplier or customer to become Year 2000 compliant. Should the Company become aware of any such situations, a contingency plan will be developed.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                  Not Applicable



Item 2 - Changes in Securities              Not Applicable



Item 3 - Defaults Upon Senior Security      Not Applicable



Item 4 - Submission of Matters to a Vote    Not Applicable
         Of Security Holders



Item 5 - Other Information                  Not Applicable



Item 6 - Other Proceedings                  Not Applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOILMARK, INC.
                                          (Registrant)



Date: November 12, 1998                   --------------------------------------
                                          Frank J. Olsen, Jr.
                                          President and
                                          Chief Executive Officer



Date: November 12, 1998                   --------------------------------------
                                          Philip Leibel
                                          Vice President (Finance) and
                                          Chief Financial and Accounting Officer