Form 10-Q/A
period 1998-09-30
FOILMARK INC
filed 1999-03-01
CIK 914066

                                   FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                              ----------   ----------

COMMISSION FILE NUMBER:  0000914066

                                 FOILMARK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                     11-3101034
(STATE OF OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

5 MALCOLM HOYT DRIVE
NEWBURYPORT, MA  01950
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (978) 462-7300
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

   (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

YES      NO
   ----    ----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

TITLE                                                         OUTSTANDING

$.01 PER VALUE COMMON STOCK                                   4,179,601

                                                  FOILMARK, INC.

                                                INDEX TO FORM 10-Q

                                                                            PAGE
INDEX                                                                          2

PART I - FINANCIAL INFORMATION:

         ITEM 1 - FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS -
         SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                              3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR
         THE THREE AND NINE MONTHS SEPTEMBER 30, 1998 AND 1997                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997           5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6-7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                8-10


PART II - OTHER INFORMATION:

         ITEM 1 - LEGAL PROCEEDINGS                                            11

         ITEM 2 - CHANGES IN SECURITIES                                        11

         ITEM 3 - DEFAULTSUPON SENIOR SECURITY                                 11

         ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            11

         ITEM 5 - OTHER INFORMATION                                            11

         ITEM 6 - OTHER PROCEEDINGS                                            11

         SIGNATURES                                                            12

         SCHEDULE OF FINANCIAL DATA                                            13



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         FOILMARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1998         1997
                                         ASSETS                                  (UNAUDITED)   (AUDITED)
Current Assets:
              Cash                                                             $ 149,647        $ 795,837
              Accounts receivable - trade (less allowance for doubtful
                  accounts of $113,000 and $348,000 in 1998 and 1997)          5,372,697        4,807,705
              Inventories                                                      8,208,139        7,884,701
              Other current assets                                               682,082          211,943
              Income tax receivable                                              209,176        1,327,421
              Deferred income taxes                                            1,224,837        1,221,135
              Current assets of discontinued operations                          216,474          977,138
                                                                           --------------  ---------------
                    Total current assets                                      16,063,052       17,225,880

              Property, plant and equipment, net                               8,998,002        9,150,509
              Bond and mortgage financing costs                                  378,968          369,295
              Intangible assets, net                                           4,326,894        4,520,581
              Non-current notes receivable                                       771,047          739,818
              Other assets                                                       123,831           75,967
                                                                           --------------  ---------------
                                                                            $ 30,661,794     $ 32,082,050
                                                                           --------------  ---------------
                                                                           --------------  ---------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
              Current installments of notes payable to stockholders            $ 117,264        $ 112,922
              Current installments of other long-term debt                       447,082          501,220
              Accounts payable and accrued expenses                            4,235,379        3,376,644
              Customer deposits                                                   28,590          207,311
              Current liabilities of discontinued operations                     237,070        1,270,450
                                                                           --------------  ---------------
                    Total current liabilities                                  5,065,385        5,468,547

Long-term debt:
              Notes payable to stockholders, net of current installments         578,811          654,431
              Other long-term debt, net of current installments                8,599,830       10,095,806
                                                                           --------------  ---------------
                                                                               9,178,641       10,750,237

Deferred income taxes                                                            884,773          884,773

Commitments and contingencies

Stockholders' equity:
              Common Stock ($.01 par value:  10,000,000 shares
                    authorized; 4,176,542 and 4,167,355 shares issued
                    and outstanding in 1998 and 1997, respectively)               41,765           41,673
              Additional paid-in capital                                      13,429,224       13,404,157
              Retained earnings                                                2,062,006        1,532,663
                                                                           --------------  ---------------
                    Total stockholders' equity                                15,532,995       14,978,493
                                                                           --------------  ---------------
                                                                           --------------  ---------------
                                                                            $ 30,661,794     $ 32,082,050
                                                                           --------------  ---------------
                                                                           --------------  ---------------

          See accompanying notes to consolidated financial statements.

PART I.  FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                       1998                    1997         1998                 1997
                                                       ----                    ----         ----                 ----

Net sales                                           $ 7,881,025          $8,417,036     $ 23,713,532     $ 25,741,355
Cost of sales                                         5,511,151           5,922,028       16,583,183       18,347,366
                                                    ------------       -------------     ------------    ------------

         Gross profit                                 2,369,874           2,495,008        7,130,349        7,393,989

Selling, general and administrative expenses          1,862,005           1,734,415        5,802,557        4,973,353
                                                    ------------       -------------     ------------    -------------

                                                        507,869             760,593        1,327,792        2,420,636
                                                    ------------       -------------     ------------     ------------

Other income (expense):
         Interest expense - net                        (168,341)           (137,144)        (547,974)        (364,293)
         Other income                                    15,270                 454           15,270              450
                                                    ------------       -------------     ------------     ------------

         Income from continuing operations before
                   Income taxes                         354,798             623,903          795,088        2,036,793

Income tax expense                                      (98,432)           (227,956)        (265,742)        (806,406)
                                                    ------------       -------------    -------------     ------------

         Income from continuing operations              256,366             395,947          529,346        1,230,387

Discontinued operations
  (Loss) from operations, net of income tax benefit           -            (376,253)               -         (648,119)

  (Loss) upon disposition, net of income tax benefit          -          (4,018,061)               -       (4,018,061)
                                                    ------------       -------------     -------------    ------------

Net income (loss)                                     $ 256,366        $ (3,998,367)       $ 529,346     $ (3,435,793)
                                                    ------------       -------------     ------------    -------------
                                                    ------------       -------------     ------------    -------------

Net income (loss) per share
       From continuing operations - basic and diluted    $ 0.06              $ 0.10           $ 0.13           $ 0.30
       From discontinued operations - basic and diluted       -               (1.06)               -            (1.12)
                                                    ------------       -------------     -------------   -------------
Net income (loss) per share basic and diluted            $ 0.06             $ (0.96)          $ 0.13          $ (0.82)
                                                    ------------       -------------     ------------    -------------
                                                    ------------       -------------     ------------    -------------

Weighted average shares outstanding                   4,174,356           4,163,482        4,171,309        4,159,972
                                                    ------------       -------------     ------------    -------------
                                                    ------------       -------------     ------------    -------------


          See accompanying notes to consolidated financial statements.


                         FOILMARK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   1998               1997
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                                             $ 529,346        $ 1,230,387
Adjustments to reconcile net income to net cash provided
     by continuing operations:
                Depreciation                                                      1,024,178          1,035,279
                Amortization                                                        245,698            233,125
                Provision for doubtful accounts                                      28,000            157,200
                Changes in assets and liabilities:
                               Increase in accounts receivable                     (592,992)          (937,082)
                               (Increase) decrease in inventories                  (323,438)         1,630,044
                               Decrease (increase) in income tax receivable       1,118,245            (10,516)
                               (Increase) decrease in bond and mortgage
                                      financing costs and other assets              (65,404)           116,819
                               Increase in other assets                            (696,727)          (321,760)
                               Increase (decrease) in accounts payable and
                                      accured expenses                              858,753         (1,361,060)
                                                                            ----------------       ------------

                Net cash provided by operating activities                         2,125,659          1,772,436
                                                                            ----------------       ------------

                Net cash used in discontinued operations                           (303,945)        (1,394,466)
                                                                            ----------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

                Capital expenditures                                               (871,671)          (657,420)
                                                                            ----------------       ------------
                Net cash used in investing activities                              (871,671)          (657,420)
                                                                            ----------------       ------------

                Proceeds from sale of facilities of discontinued operations               -          2,536,557
                                                                            ----------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

                Payments of notes payable to stockholders                           (71,278)           (92,585)
                Payments of other long-term debt                                 (1,550,114)        (3,297,928)
                Proceeds of other long-term debt                                          -          1,512,445
                Proceeds from shares issued under benefit plans                      25,159             22,252
                                                                            ----------------       ------------

                NET CASH USED FOR FINANCING ACTIVITIES                           (1,596,233)        (1,855,816)

NET (DECREASE) INCREASE IN CASH                                                    (646,190)           401,291

CASH - BEGINNING OF PERIOD                                                          795,837            199,923
                                                                            ----------------       ------------

CASH - END OF PERIOD                                                             $ 149,647           $ 601,214
                                                                            ----------------       ------------
                                                                            ----------------       ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:

Interest                                                                          $ 536,400          $ 708,141
                                                                            ----------------       ------------
Income taxes                                                                       $ 61,000          $ 306,000
                                                                            ----------------       ------------


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

3. The classification of inventories as of September 30, 1998 and December 31, 1997 was as follows:



                                    September 30, 1998                      December 31, 1997

Raw Materials                           $1,436,424                             $  1,658,159

Work in Progress                         2,881,066                                2,108,422

Finished Goods                           3,890,649                                4,118,120
                                       ------------                            --------------

         TOTAL                          $8,208,139                               $7,884,701
                                       -----------                             --------------
                                       -----------                             --------------

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

During June 1998, due to the competitive nature of the foil business, and in an attempt to increase overall profitability, Foilmark effected a cost reduction program by reducing the total work force by 32 positions. All severance pay and other benefits, which totaled less than $50,000, were accrued or paid in the quarter ended June 30, 1998. No amount relating to this cost reduction plan remained accrued at September 30, 1998. The total annual payroll reductions, as a direct result of eliminating these 32 positions, will be in excess of $1,000,000.

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

OTHER MATTERS

YEAR 2000 - Management believes that substantially all of its computer systems are, or will be, year 2000 compliant, as a result of the most recent upgrades. The Company has performed an assessment of its Year 2000 readiness and established an implementation plan to address Year 2000 issues. The areas assessed were the Company's financial, operational and information systems. The majority of the Company's products do not include software, or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant. As a result of the assessment phase, the Hewlett-Packard Unix platform on which the company operates its software needs an upgrade in order to be Y2K compliant. The cost of the upgrade is approximately $10,000. The new server is expected to be installed, tested and operational in the 2nd quarter of 1999. The cost of the server is approximately $100,000. The Company currently does not believe that either its Year 2000 issues, or any future costs necessary to ensure the Company's Year 2000 readiness will have a material effect on its business, results of operations, or financial condition. The estimated costs to complete the Year 2000 remediation are approximately $100,000. Foilmark has incurred approximately $12,000 in connection with Year 2000 remediation. Foilmark believes that the remaining $88,000 in expected costs for hardware upgrades will be incurred in the second and third quarters of 1999.

In the event that the Company's hardware is not replaced or modified in time, the most likely worst case scenario would affect the IT manufacturing system. If the operating system could not correctly handle 2000 and beyond, then any database function that gets its date from " today " will be inaccurate. This would still pose only minor problems, since all billing, shipping, invoicing and reporting is done with a manual date entry and allows for the selection of date ranges which can be correctly entered.

None of Foilmark's manufacturing equipment or products are date sensitive. Hot stamping foils and supplies have no computerized equipment embedded in them, and pad-printing machines have no date sensitive embedded microprocessors. The Company's new network hardware is fully compliant and not date sensitive.

Foilmark has sent out Year 2000 questionnaires to suppliers, customers and critical service providers. Evaluations of Foilmark's critical suppliers will be completed by the end of March 1999. Although Foilmark cannot control external suppliers' and customers' ability to be Year 2000 compliant, it can certainly express its concerns for not being compliant. The questionnaire assesses whether the suppliers and customers are compliant, and whether and to what extent they will be compliant prior to January 1, 2000. If respondents indicate non-compliance, Foilmark intends to assess the consequences and included any steps it deems necessary in its contingency plan, which is expected to be complete not later than September 30, 1999.

Foilmark is in the process of creating a contingency plan to address internal and external issues specific to Year 2000 compliance. These plans will include performing certain processes manually, changing suppliers and increasing inventory levels. The Company expects to complete its contingency plan by 3rd quarter of 1999.

Year 2000 compliance has been a senior management priority for some time. The company believes that it has more state of the art technology, which will not need as comprehensive a program as companies with older systems. Nevertheless, the Company can not reasonably predict the effect on its operations if its customers, vendors and service providers are not Y2K compliant. Although senior management does not think this will be the case, the impact on the Company's business could have a negative effect on 1st quarter 2000 results.

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



                                          FOILMARK, INC.
                                          (Registrant)


                                          /s/ Frank J. Olsen, Jr.
Date:    February 25, 1999                --------------------------------------
                                          Frank J. Olsen, Jr.
                                          President and
                                          Chief Executive Officer


                                          /s/ Philip Leibel
Date:    February 25, 1999                --------------------------------------
                                          Philip Leibel
                                          Vice President (Finance) and
                                          Chief Financial and Accounting Officer