Form 10-K
period 1998-12-31
FOILMARK INC
filed 1999-03-30
CIK 914066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM ______________.

                         COMMISSION FILE NUMBER 0-24234
                            ------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                 FOILMARK, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             11-3101034
      (State or other jurisdiction of       (IRS Employer Identification No.)
               incorporation)

            5 MALCOLM HOYT DRIVE, NEWBURYPORT, MASSACHUSETTS 01950
                   (Address of principal executive officers)

       Registrant's telephone number, including area code: (978) 462-7300

       Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.01 PAR VALUE
                                 Title of Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing for the past 90 days. Yes /X/ No / /

    / / Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999 was $3,898,377.

    The number of shares of all classes of the registrant's common stock at March 12,1999--4,183,700

Exhibit Index  Number of
Located on     Pages Comprising
Page--28       This Report--99

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1 BUSINESS

GENERAL

    Foilmark, Inc. manufactures and markets foils, films and applicating systems and supplies that are used to mark and/or enhance the customer's items. The Company's primary product is hot-stamping foils. Hot-stamping, a dry process, uses heat and pressure to apply a design used on greeting cards, hardback and paperback book covers, wine labels, cosmetic and other paper and plastic packaging, household appliances and electronics, plastic housewares, automotive components, medical devices, credit cards and sporting cards or lettering to a flat, contoured or cylindrical shaped surface. A foil consists of a plastic backing with a series of coatings on one side. The coatings may consist of a single color, such as metallized gold, used for embossed lettering, or may include complex designs, including patterns and holographic (or diffractive) designs. The coated side of the foil is placed against the surface to be stamped, and a die is pressed against the other side to affix the design, and if desired, to give texture to the design. The process requires a stamping press, stamping die or roller, tooling for supporting or locating the part to be marked or decorated and stamping foil. Hot stamping foil varies from bright metallic and pigment colors, through printed designs such as wood-grains, multi-color transfers, diffraction patterns and holograms. With stamping machinery, the foils can be applied to a wide variety of products, to decorate, to label, or to increase their eye appeal at point-of-sale. Hot-stamping foils are manufactured by the Company's subsidiary, Foilmark Manufacturing Corporation ("FMC"), and its FHI Division, which produces holographic (i.e., three-dimensional effect) and embossed film for packaging, greeting cards, hardback and paper book covers, wine labels, cosmetic and other paper and plastic packaging and household appliances and electronics, plastic housewares, automotive components, medical devices, credit cards and sporting cards.

    In August 1995, the Company acquired substantially all of the assets of Imtran Industries, Inc., a manufacturer of pad printing and silk screening equipment and related supplies. Pad printing is a marking and enhancement process, in which ink decoration is applied to a multitude of products and packaging. There are two basic methods of printing and decorating: the wet marking method and the dry method of hot stamping. The pad printing method of product identification is used extensively in the medical device, sporting goods, appliance, advertising specialty, automotive, toy, optical apparatus, computer equipment, and components industries.

    In October 1997, the Company discontinued manufacturing hot stamping machines and related equipment that were manufactured by the Company's subsidiary, FMC, formerly known as Kensol-Olsenmark, Inc. in order to focus on its hot stamping foil and holographic film products and its pad printing machinery and supply business segments. The assets of a portion of the hot stamping equipment product line, consisting of vertical stamping presses, were sold in December 1997. The credit card and chain-operated machines were sold in March 1998. The Company ceased manufacturing hot stamping machines at the end of December 1997, except to fill existing purchase orders received prior to October 15, 1997. The hot stamping machinery product line is presented as discontinued operations for the year ended December 31, 1997, and all the financial statements shown in this report have been restated accordingly.

    The Company's hot stamp foil product line, holography and pad printing machinery, tooling and dies product line accounted for approximately 72%, 6% and 22%, respectively, of its net sales for the fiscal year ended December 31, 1998.

HISTORY

    Kensol-Olsenmark, Inc. was established in New York in 1924 and manufactured
(i) marking devices and indelible inks for the laundry, fur and shirt industries, and (ii) hot stamping machinery. After World War II, Kensol-Olsenmark, Inc. took advantage of the tremendous growth in the plastics industry by marketing plastic decorating equipment and supplies. In 1977, FMC was incorporated as a separate company to manufacture hot stamping foil. Kensol-Olsenmark, Inc. began making dies and related tooling in June, 1991.

    In 1992, the Company acquired a foil stamping machinery manufacturer, Franklin Manufacturing Corporation, which increased the Company's annual machinery sales by 136% in that year, as compared to the prior year. The acquisition enabled the Company to produce specialized machines, targeted at the label and credit card industries. In December 1992, the Company entered into a joint venture with Arrow Coated Products Limited, an Indian corporation, in order to expand its sales of hot stamping foil in the Far East. To date, the joint venture revenues are minimal. Also in 1992, FMF Properties, Inc. (a corporation holding the Melville real property) merged into Kensol-Olsenmark, Inc., and Foil Properties (a partnership holding the Newburyport real and personal property) merged into Foilmark Manufacturing Corporation.

    The Company opened an office in China in July 1994 in order to expand its sales into the Chinese hot-stamping foil market. To date, no significant sales have been generated, although the office was instrumental in obtaining a $560,000 contract with China Banknote for producing debit cards. An additional contract for $2,760,000 was obtained through Segue with China North Industries, to supply equipment to manufacture, convert and apply hot stamping foils and holographic products. The equipment for China was shipped in February, 1997.

    In November 1994, the Company purchased West Foils, Inc., through an exchange of stock and cash, from its owner and former President, Edward Sullivan. The agreements included an Agreement of Exchange, a Registration Rights Agreement with Mr. Sullivan, an Employment Agreement, and a Voting Agreement between certain Foilmark shareholders. The Company paid Mr. Sullivan $750,000 and issued 153,847 shares of common stock. Mr. Sullivan was appointed Director and Vice President of West Coast Operations of Foilmark, and Director, Vice President and General Manager of West Foils. Under his four year agreement with West Foils, he receives a base salary of $120,000, plus 15% of West Foils earnings, over a base amount of $300,000 per annum. Mr. Sullivan and the Company mutually agreed to terminate his employment contract, effective December 31, 1996. Mr. Sullivan and the Company entered into a two year consulting agreement, effective January 1, 1997. This agreement expired December 31, 1998. Mr. Sullivan and the Company entered into a new consulting agreement effective January 1, 1999, and expiring December 31, 1999, containing substantially the same terms as his previous consulting agreement.

    In December 1994, following the consolidation of the Company's machine operations in Norwood, Massachusetts, the Company merged Kensol-Olsenmark, Inc., a New York corporation, into Kensol-Olsenmark, Inc., a Delaware corporation.

    In June 1995, the Company entered into an agreement with the Massachusetts Industrial Finance Agency (MIFA), which issued a $4.4 million tax-exempt Industrial Development Bond (IDB), the net proceeds of which were used to purchase production and manufacturing equipment for the Newburyport foil manufacturing facility and the Norwood hot stamping machine manufacturing location. Both sites were expanded through the construction of additions of approximately 10,000 square feet in Norwood and 4,000 square feet in Newburyport.

    In August 1995, the Company acquired substantially all of the assets of Imtran Industries, Inc., a Newburyport, Massachusetts-based manufacturer of pad printing equipment and a distributor of related supplies, for $2.95 million in cash and 257,044 shares of common stock. The acquisition allowed Foilmark to enter into the pad printing field, a marking enhancement process in which ink decoration is applied to products and packaging. As part of the acquisition agreement, Imtran's former owners, Kenneth Harris and Steven Meredith, remained as Vice President and Consultant to the Company, respectively, for three years. In addition, by agreement, Kenneth Harris was elected as Director of the Company.

    In March 1996, the Company established the "Foilmark Technology Group" to unify the Kensol-Olsenmark hot stamping and the Imtran pad transfer printing subsidiaries. At the same time, the Company consolidated all machinery and related supplies operations in a dedicated, modern facility in Newburyport, Massachusetts.

    In June and August 1997, the Melville, New York and Norwood, Massachusetts properties were sold, with the majority of the proceeds used for bank debt reduction.

    In October 1997, the Company discontinued manufacturing the Kensol and Franklin hot stamping equipment in order to focus on its hot stamping foil and holographic film products, as well as its pad printing machinery and supply business segments. During the third quarter of 1997, the Company incurred a charge of approximately $4,000,000, net of tax benefit, including restructuring charges of $1,153,000, for severance and other costs related to the discontinuation. The hot stamping equipment product line was sold in December 1997, including the Kensol and Franklin names. In February 1998, the credit card machinery product line was sold.

    Effective July 1, 1998, Imtran Foilmark, Inc. and Foilmark Manufacturing Corporation, Delaware corporations and wholly-owned subsidiaries of Foilmark, merged with and into Olsenmark, Inc., a Delaware corporation and a wholly-owned subsidiary of Foilmark. The survivor, Olsenmark, Inc., changed its name to Foilmark Manufacturing Corporation. In addition, West Foils, Inc., a California corporation and a wholly-owned subsidiary of Foilmark, merged with and into Foilmark, effective July 1, 1998.

RECENT INFORMATION--On November 17, 1998, the Company entered into a definitive agreement ("Merger Agreement") with HoloPak Technologies, Inc., pursuant to which the parties agreed, subject to stockholder approval and other conditions, to merge (the "Merger") HoloPak with and into Foilmark's acquisition subsidiary, which will continue as the survivor of the merger and a wholly-owned subsidiary of Foilmark. HoloPak stockholders will receive 1.11 shares of Foilmark common stock, par value of $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. The Merger is expected to be completed in the first half of 1999, subject to customary conditions and approval of the merger by stockholders of both Foilmark and HoloPak.

PRODUCTS AND PROCESSES

    Hot Stamping Foils--Hot stamping foils represented $22.3 million, or 72%, of the Company's net sales in 1998 compared to $24.7 million or 74% of the Company's net sales in 1997 and $21.8 million or 73% of net sales in 1996. Hot stamping foil is used for decorative and marking purposes on a wide array of products, including cosmetic packaging, book covers, wine labels, greeting cards, credit cards, toys and automotive and appliance components.

    The Company's foil products currently include (i) metallized foil (metallic effect), (ii) pigmented foil (different colors), (iii) diffraction or "prismatic" foil (shattering effect), (iv) holographic foil (three-dimensional effect), (v) printed pattern foils (for the picture frame and graphic arts industry), (vi) specialty coated films. Metallized foil decorates a product with a brilliant, metallic imprint, typically in gold or silver.

    Holographic Foils--Holographic foils, which are metallized foil embossed with two-dimensional and three-dimensional images, represent the fastest growing segment of the market and are used in a variety of decorative applications on products such as gift wrap and gift boxes, packaging applications, greeting cards and trophy components. In addition, holographic foils are increasingly used as a security device for credit cards, computer software and high value product packaging. Holographic foils represented $1.8 million, or 6% of the Company's net sales in 1998. Holographic foils represented $1.8 million or 6% of the Company's net sales in 1998 compared to $2.6 million or 8% of the Company's net sales in 1997 and $1.4 million or 5% of net sales in 1996.

    Foilmark manufactures foils in its Newburyport, Massachusetts plant. Metallized hot stamping foils, in their simplest form, are constructed by applying a number of thin coatings to a carrier, composed of a thin layer of vaporized aluminum, sandwiched between a top coat (also known as "color coat") and an adhesive coat (also known as "sizing coat"). A thin layer of aluminum, or chrome, is added to create a metallic finish. An image is embossed onto the coatings to create diffraction and holographic foils. The construction of the composite and the number of layers varies slightly, according to the final application.

    Pad Printing Machinery and Tooling--Pad printing machines, tooling, dies and supplies constituted $6.7 million, or 22%, of the Company's net sales from continuing operations in 1998, as compared to $6.0 million, or 18%, of the Company's net sales in 1997, and $6.5 million, or 22%, of net sales in 1996.

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

    The manufacturing operation at Imtran consists of five departments, or areas: (1) the engineering department, responsible for ongoing machine development and improvement. Specialized equipment design, automation, and customized tooling, are also handled by this department. All design work is done through computer aided design (CAD) to maximize engineering productivity; (2) the machining group which manufactures all of the machine components and tooling used in the manufacture of the systems. This group utilizes computer numerical control equipment, as well as conventional machine tools; (3) the assembly group, responsible for the assembly of standard and customized systems. This group is also responsible for marrying high speed feeders, tooling, and other devices, to meet specific customer requirements; (4) the technical service group, responsible for the final set up of equipment, once it is completed by the assembly group. The technical service group is also responsible for in-house and field training. Calls from customers regarding application issues are fielded through this group; (5) the supply group, responsible for the manufacture of rubber pads, inks, etched steel printing plates (or cliches) silk screens and other supply items, and also includes an in-house art department. This group also includes the silicone rubber tooling manufacture, for hot stamping systems, that was relocated after the acquisition. Included in the manufacture of silicone dies is magnesium etching for dies and molds, as well as high tonnage presses for their manufacture. Silicone rollers for hot stamping and laminating are also manufactured by this group.

SALES, MARKETING AND CUSTOMERS

    The Company has fourteen full-time, outside sales representatives and one domestic manufacturer's representative (who is compensated on a commission basis), along with twenty-three inside sales support personnel. The Company markets its products and services by way of industry trade shows, advertising, public relations, telemarketing, direct mail and the Company's Internet web site.

    The Company has a diverse customer base and seeks to market its hot stamp foil, holographic film and supplies on a broad range of consumer products. The Company's products are sold to more than 3,500 active customers worldwide, ranging from small companies to Fortune 500 companies. No single customer accounted for more than 3.5% of total net sales of foil, pad print machines, or tooling and dies, in 1998. Of the largest 15 customers, 10 have been customers for five or more years. Distributors sell the Company's products worldwide, on terms of either letters of credit or open account. The Company has worked with distributors, on both an exclusive and non-exclusive basis, for periods ranging from two to fifteen years. Foreign customers accounted for 15% of net sales in 1998 and 20% of net sales in 1997.

    The Company sells its foil through its direct sales force, and indirectly through distributors. No foil customer accounted for more than 4% of total net foil sales in 1998. Hot stamping foils, manufactured by the Company, are sold domestically, under private label, by distributors. Terms of sale for hot stamping foils are typically "net 30."

    The Company sells its pad printing machinery directly, or through manufacturer's representatives. No pad printing customer accounted for more than 4% of total net sales of machines in 1998. Terms of sale for machines are typically 30% down, 60% prior to shipment, and the balance "net 30" days.

    Backlog does not play a significant role in the sale of foil, although it has some significance in the sale of machinery, due to the longer time required to manufacture machines.

FOREIGN SALES

    The Company's foreign sales are made principally to customers in Western and Eastern Europe, South Africa, the Middle East, Mexico, South America and Central America. During the fiscal year ended December 31,1997, approximately $2,000,000 of special machinery was shipped to China North Industries under a contract to supply equipment to manufacture, convert and apply hot stamping foils and holographic products. The Company will not solicit this type of business in the future as it is not within the scope of the Company's standard product line. The sale to China North Industries accounted for 6% of the Company's total sales in 1997 and 29% of the Company's foreign sales.

    All foreign sales are payable in US Dollars and therefore, settlement amounts do not fluctuate with changes in exchange rates. No single country accounted for more than 2% of the Company's sales in 1998.

             TOTAL FOREIGN      PERCENT OF COMPANY
  YEAR           SALES                 SALES
---------  -----------------  -----------------------
1998.....      4,505,246                15%
1997.....      6,686,274                20%
1996.....      4,092,468                14%
1995.....      4,048,000                15%

RESEARCH AND DEVELOPMENT

    The engineering department and chemistry lab are responsible for the Company's ongoing product development and improvement as well as quality control. The department consists of a team of 10 chemists, engineers and technicians. The Company's research and development program focuses on the development of new products and applications. The Company expenses its research and development costs as incurred. Such expenses amounted to $374,000, $540,000 and $488,000 in 1996, 1997 and 1998, respectively.

COMPETITION

    The product enhancement industry in which the Company competes includes a large number of foreign and domestic competitors. The Company estimates that the present, worldwide market for the products in which Foilmark competes is $900 million in annual sales of foil and film and more than $100 million in annual domestic sales of machinery, tools, dies and supplies. In the foil industry, the Company competes with approximately 30 manufacturers worldwide and believes that it supplies approximately 3% of the world market. In the pad printing machine industry, the Company competes with 15 primary manufacturers and several smaller companies and believes it supplies approximately 5% of the domestic market.

    Competition is based on price, variety of products and quality of products and services. Some competitors have greater financial resources while other competitors, especially foreign, may have lower cost structures or exchange rates that may affect the Company's competitive position. However, the Company believes that its product quality, long standing customer relationships, proprietary machinery and processes, continuity of management and experienced personnel, are competitive advantages. The printing industry, in general, has certain technological barriers to entry. The process and machinery required to produce hot stamp foils have been perfected through years of research and development. A blend of art and chemistry is necessary to produce competitive high quality foils which evolved from years of experience working with foils for a broad range of applications.

RAW MATERIALS AND SUPPLIES

    The Company is not dependent upon any one supplier for any of its raw materials. The Company purchases polyester film, the main component of its foil products, from a variety of different suppliers. All raw materials used in manufacturing foil are readily available on terms favorable to the Company.

SAFETY AND ENVIRONMENTAL MATTERS

    The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in material compliance with all applicable environmental laws and regulations relating to its material business operations. The Company has not been sanctioned by any regulatory body with respect to this matter. As future laws and regulations relating to the environment may be adopted, or interpretations of existing laws and regulations relating to the environment may change, new requirements may be imposed upon the Company regarding future activities which may create liability, retroactively, with respect to past activities. Failure to comply with applicable laws and regulations could subject the Company to monetary damages and injunctive actions that could adversely affect the Company's financial performance. It is the policy of the Company to comply with all applicable safety standards and laws and to provide employees with a workplace free of recognized safety and health hazards. Every effort has been made, and is currently being made, to maintain commitment to the safety and health of the employees.

PATENTS, TRADEMARKS, AND PROPRIETARY INFORMATION

    While the Company owns certain patents, trademarks and logos, it relies heavily upon trade secrets, know-how and other proprietary information to protect its processes and products. Management believes that patent and trademark protection are not material to the Company's business. Certain key employees of the Company are parties to employment agreements which contain confidentiality provisions with respect to inventions and which assign rights to inventions to the Company during the employment term. The Company also requires all key employees to enter into confidentiality and non-competition agreements to protect its confidential information. However, there is no assurance that those agreements would be enforceable if they were breached or, if enforced, that they would adequately protect the Company.

EMPLOYEES

    At March 1, 1999, the Company employed approximately 211 people, including in manufacturing, 30 in sales and support, 19 in technical and development and 33 in administrative and management positions. None of the Company's employees are represented by a union and the Company is not aware of any efforts to unionize any employees of the Company. The Company believes that its relationship with its employees is satisfactory.

FORWARD-LOOKING INFORMATION

    The Company and its subsidiaries, and their representatives, may make written or oral statements from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders, including this annual report, which constitutes or contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, or by the SEC in its rules, regulations, and releases.

    All statements, other than statements of historical facts, included in this annual report, regarding the Company's financial position, operating and strategic initiatives and addressing industry developments, are forward-looking statements. In any forward-looking statement where the Company, or its management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. There can be no assurance that the statement of expectation or belief will result, be achieved, or be accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to, general economic; financial and business conditions; competition in the product enhancement industry (particularly the hot stamping sector); the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

ITEM 2 PROPERTIES

    The principal properties of the Company are:

  LOCATION                              SQUARE FOOTAGE                  STATUS
--------------------------------------  ---------------  -------------------------------------
Newburyport, MA
  Foil Manufacturing..................        52,000     Own (1)
  Sales and Service...................         2,000     Own (1)
  Corporate Office....................         2,000     Own (1)
  Pad Print Manufacturing.............
  Tool and Die........................        20,000     Lease (Expires July 2000)(2)
  Sales, service, office..............         7,500     Lease (Expires July 2000)(2)
  Holographic Manufacturing...........        20,000     Lease (Expires April 2002)(2)
  Financial, Accounting and                              Lease (Expires April 2002)(2)
    Administrative offices............         5,000
  Warehouse...........................         5,000     Lease (Expires July 2000)(2)
Plainview, NY
  Foil Distribution...................         7,298     Lease (Expires April 2002)(2)
Newbury Park, CA
  Foil Distribution...................         8,500     Lease (Expires February 2004)(2)
  Pad Print Distribution..............         7,000     Lease (Expires April 2002)(2)

------------------------

(1) These properties are subject to mortgages.

(2) See note 14 to the Notes to Consolidated Financial Statements for the aggregate amounts of the Company's lease commitments.

    The foil manufacturing facility currently operates at 70% of capacity on three shifts, five days a week. The pad printing and tool and die manufacturing facility is currently being utilized at approximately 70% of capacity with one 9 hour shift. The holographic foil manufacturing operation is at approximately 60% of capacity with three shifts.

ITEM 3 LEGAL PROCEEDINGS

    None.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5 MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The NASDAQ National Market under the trading symbol "FLMK." The range of high and low closing sale prices for Foilmark common stock, as reported on The NASDAQ National Market is set forth below.

                                 HIGH
QUARTER ENDED                    SALE      LOW SALE
------------------------------ --------    ---------
March 31, 1997................   3 3/16      1 7/8
June 30, 1997.................   4 3/4       1 13/16
September 30, 1997............   4           2 7/8
December 31, 1997.............   4           2 15/16
March 31, 1998................   4 1/2       2 3/4
June 30, 1998.................   4 1/8       2 3/4
September 30, 1998............   3           1 5/8
December 31, 1998.............   3           1 5/16
March 12, 1999................   1 7/8       1 3/4

    As of March 12, 1999, there were approximately 64 holders of record and approximately 568 beneficial owners of the Common Stock.

    The Company has never paid dividends on capital stock. The Company intends to retain earnings to finance future operations and expansion, and does not expect to pay any dividends within the foreseeable future. The Company is currently restricted from declaring, or paying dividends, under the provisions of its bank loan agreement. See Note 8 of the Notes to the Consolidated Financial Statements.

ITEM 6 SELECTED FINANCIAL DATA

                         FOILMARK, INC. & SUBSIDIARIES
                           YEARS ENDED DECEMBER 31ST
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                DEC 31,    DEC 31,    DEC 31,    DEC 31,    DEC 31,
                                                1998(D)    1997(C)     1996      1995(B)    1994(A)
                                               ---------  ---------  ---------  ---------  ---------
CONTINUING OPERATIONS
Revenue......................................     30,886     33,379     29,692     26,656     20,349
Operating Income.............................      1,181      2,824        707      3,438      2,556
Net Income...................................        357      1,475        189      1,895      1,409
Earnings Per Share...........................       0.09       0.35       0.05       0.47       0.47
Weighted Average Shares Outstanding..........      4,173      4,161      4,142      3,999      2,900
Financial Condition..........................     --
Total Assets.................................     29,821     32,082     40,332     37,952     26,499
Total Long-Term Debt.........................      9,106     10,750     12,165     10,732      3,401
Working Capital..............................     10,625     11,757     12,782     11,766     10,120
Stockholder's Equity.........................     15,366     14,978     18,250     19,243     16,178

------------------------

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

(d) Effective July, 1998, Imtran Foilmark, Inc. and Foilmark Manufacturing Corporation, Delaware corporation and wholly owned subsidiaries of Foilmark, merged with and into Olsenmark, Inc., a Delaware corporation and a wholly-owned subsidiary of Foilmark. The survivor, Olsenmark, Inc., changed its name to Foilmark Manufacturing Corporation. In addition, West Foils, Inc., a California corporation and a wholly owned subsidiary of Foilmark, merged with and into Foilmark, effective July 1, 1998.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FORWARD-LOOKING INFORMATION

    The Company and its subsidiaries, and their representatives, may make written or oral statements from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission, and in its reports to shareholders, including this annual report, which constitutes or contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, or by the SEC in its rules, regulations, and releases.

    All statements, other than statements of historical facts, included in this annual report, regarding the Company's financial position, operating and strategic initiatives, and addressing industry developments, are forward-looking statements. In any forward-looking statement where the Company, or its management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. But there can be no assurance that the statement of expectation or belief will result, be achieved, or be accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to, general economic, financial and business conditions; competition in the product enhancement industry (particularly the hot stamping sector); the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

    RECENT INFORMATION--On November 17, 1998 the Company entered into a definitive agreement (the Merger Agreement") with HoloPak Technologies, Inc., pursuant to which the parties agreed, subject to stockholder approval and other conditions, to merge (the "Merger") the Company with HoloPak Technologies, Inc. Foilmark will continue as the survivor of the merger. When the merger is completed, HoloPak shareholders will receive 1.11 shares of Foilmark common stock, par value of $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. The merger is expected to close in the first half of 1999, subject to customary conditions and approval of the merger by stockholders of both Foilmark and HoloPak.

RESULTS OF CONTINUING OPERATIONS

    FISCAL 1998 COMPARED TO FISCAL 1997

    Net Sales for the year ended December 31, 1998 declined to $30.9 million, from $33.4 million in fiscal 1997. The decrease in revenues of $2.5 million or 7.5% was due primarily to a non-recurring sale of specialized equipment aggregating $1.9 million in 1997. Total foil sales, including holographic, in 1998 decreased $1.2 million from 1997 due primarily to the reduction in export sales of general hot stamping foils (as a result of Asian manufacturers utilizing their excess capacity) and a decline in sales of the FHI holographic division as a result of a shift in ordering patterns from the first half of the year to the second half, which was not replaced by additional business.

    However sales of pad print machinery and supplies increased by 8.0% to $6.7 million, up from $6.2 million in fiscal 1997. The increase in sales was attributable in large part to the reorganization of the sales force instituted at the end of 1997, which resulted in the Company employing dedicated direct salesmen selling Foilmark products exclusively.

    Gross Profit in 1998 declined 5.8% to $9.0 million from $9.6 million in 1997. The reduction in gross profit was directly related to the $2.5 million decline in net revenues. Gross profit as a percentage to sales increased slightly in 1998 to 29.3 % up from 28.8% in 1997. The improvement in gross margin resulted primarily from core foil products constituting a greater percentage of sales as compared to 1997, which included a non-recurring sale of specialized equipment at a significantly lower gross profit. Additionally, gross profit margins in hot stamping foils improved in the second half of 1998 over 1997 due to the cost reduction program instituted in June 1998.

    The FHI holographic division operated at virtually no gross profit due to the low sales volume in 1998 and expenses associated with the start up of new embossing machines and the development and testing of new products that have not as yet been marketed. Gross profit from pad print machinery and supplies were virtually the same in 1998 as in 1997 despite a sales increase of $500,000. Gross profit as a percentage of sales, declined to 35.8% from 38.4% in 1997 primarily as a result of various manufacturing problems related to pad printing machinery orders, which delayed shipment and increased the manufacturing costs.

    Selling, General and Administrative Expenses increased by $1.09 million or 16.1% in 1998 over fiscal 1997. Of the increase $150,000 was due to a marketing campaign initiated by the Company in 1998 to promote product awareness and recognition. In addition, changes were made in the marketing and sales organization to improve coverage of the various product lines. These changes increased selling expenses, commissions and customer service salaries by $550,000 in 1998 over 1997.

    Operating Income declined to $1.18 million for the year ended December 31, 1998 compared to $2.82 million for the year ended December 31, 1997. The decrease in operating income was attributable to the loss in gross profit as a result of the $2.5 million decline in net sales and the increase of $1.09 million in selling, general and administrative expenses compared to 1997.

    Interest expense for the year ended December 31, 1998 was $726,265 compared to $403,201 for the comparable 1997 period. The increase in interest expense was due to the increased financing requirements of continuing operations to fund operations and capital expenditures.

    Income Tax Expense totaled $121,834 for the twelve months ended December 31, 1998 compared to $983,519 for the year ended December 31,1997. The effective tax rates were 26% and 40% for the 1998 and 1997 years. The decrease in the effective tax rate is due to a reduction in state income taxes and a refund of approximately $60,000 from a prior year.

    Net Income and Earnings per Share from continuing operations were $356,742 or $0.09 per share for the fiscal year ended December 31, 1998. Net income and earnings per share from continuing operations for the year ended December 31, 1997 was $1,475,279, or $0.35 per share All earnings per share data is basic and fully diluted. For the fiscal year ended December 31, 1997 the Company incurred a net loss of $0.80 per share after giving effect to a loss from discontinued operations of $4,786,476, or $1.15 per share.

    Net income and earnings per share for the 1998 year were adversely affected by a general softness in the standard hot stamping foil product sales that existed for most of the year, especially in the foreign sales area, and a decline in sales volume for the FHI Holographic division for the first six months of the year.

Additionally, total revenues declined in 1998 compared to 1997 as a result of the $1.9 million non-recurring sale of specialized equipment in 1997.

    FISCAL 1997 COMPARED TO FISCAL 1996

    Net Sales for the year ended December 31, 1997 increased 12.4% to $33.4 million, from $29.7 million in 1996. Foil sales accounted for all of the increase, expanding to $27.4 million from $23.2 million in the prior year, an increase of 19.1%.

    Included in the 1997 total, and the foil sales, was $1.9 million in equipment to manufacture, convert and apply hot stamping foils and holographic products, which the Company previously announced will no longer continue to manufacture or sell due to excessive demands placed on the Company's resources. Excluding the $1.9 million from the 1997 total and foil sales, the increase over 1996 would have been 6.1% and 10.8% respectively.

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

    Pad print machinery and supplies declined by 7.7% to $6.0 million, down from $6.5 million in 1996. The decline in pad printing machinery sales was directly related to the soft market for pad print machines that existed for most of 1997. Sales for machinery supplies continued to expand in 1997, and increased by 24% over 1996. In order to offset the decline in machinery sales, the Company has reorganized the sales force by employing dedicated direct salesmen, selling Foilmark products exclusively.

    Gross Profit increased by $1,918,537, or 25.0%, for the year ended December 31, 1997, compared to 1996. Gross profit, as a percentage to sales, improved to 28.8% in 1997, from 25.9% for the comparable twelve-month period in 1996.

    The improvement in gross profit resulted from increased revenues, improved manufacturing efficiencies at the hot stamping foil manufacturing plant, continuing expense reductions, availability of the state-of-the-art metallizer for the full year, and increased contributions from the Foilmark Holographic division.

    Gross profit from pad print machinery and supplies declined by $265,111 as a direct result of the 7.7% decline in net sales, and the decrease in gross profit percentage to sales to 37.7% in 1997 from 41.0% in 1996.

    Selling, General and Administrative Expenses declined by $197,861, or 2.8%, for the year ended December 31, 1997, compared to 1996. The reduction was due primarily to changes made in the Company's marketing strategies. At the beginning of 1997, the direct outside sales force was expanded, with a corresponding reduction in the number of manufacturer's representatives. This strategy provided the Company with more cost-effective sales coverage. In addition, the $1.9 million sale to China had relatively no associated selling, general and administrative expenses, which together with the change in marketing strategy, resulted in a decline as a percentage to sales to 20.3% in 1997 from 23.5% in 1996.

    Operating Income increased by 299%, to $2,823,877 for the year ended December 31, 1997, compared to $707,479 for the year ended December 31, 1996. The primary reason for the increase in income from continuing operations was the return to profitability for the foil group, which accounted for all of the income from operations. In addition, the state-of-the-art metallizer was available for manufacturing for all of 1997. The ongoing cost reductions due to efficient operation of the new production equipment, new cost effective formulations and reduction in selling expenses also contributed to the increase in income from operations.

    Interest Expense for 1997, at $403,201, was $196,306 less than the 1996 expense, or a decline of 32.7%. As a percentage to sales, interest expense decreased to 1.2% for the year ended December 31, 1997, from

2.0% for the comparable 1996 period. The decline in interest expense was partially due to a reduction in bank debt of $2.2 million during 1997.

    Provision for Income Taxes for the year ended December 31, 1997, was $983,519, based on income from continuing operations before taxes of $2,458,798, compared to $131,073 on pre-tax income of $319,692 for 1996. The effective tax rate used was 40.0% and 41.0%, respectively, for the 1997 and 1996 years.

    Net Income from continuing operations for the year ended December 31, 1997, was $1,475,279, compared to $188,619 for the year ended December 31, 1996. The increase in net income was directly attributable to the 12.4% increase in net sales, a 25.0% increase in gross profit, and a 13.6% decrease in selling, general and administrative expenses as a percentage of net sales.

    As a result of the loss from discontinued operations, the total net loss for 1997 was $3,311,197, or $0.80 per share, compared to a total net loss of $1,040,126 or $0.25 per share in 1996.

DISCONTINUED OPERATIONS

    In October 1997, Foilmark announced that it was discontinuing the manufacture of hot stamping machinery and related equipment in order to focus on its hot stamping foil and holographic film, as well as its pad printing machinery and supply products.

    The total loss from discontinued operations, net of tax benefit was $4,786,476, or $1.15 per share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998 the Company had a total of $5,500,000 outstanding under the revolving line of credit, a decrease of $1,095,944 from December 31, 1997. The Company was in compliance with all the financial covenants under the revolving line of credit, with the exception of the tangible net worth provision. The credit agreement required the Company to have tangible net worth of $11,750,000 at December 31, 1998. At that date the Company had tangible net worth of $11,386,521. The Company has received a waiver from the bank dated February 18, 1999 for this covenant through March 31, 1999. The Company believes, it will be in compliance with this covenant as modified by the waiver, for the quarter ending June 30, 1999 and thereafter.

    Cash generated by operations in 1998 was used to invest in property, plant and equipment, amounting to $1,272,092, and to reduce total debt by $1,710,089. The Company expects that cash from operations and the existing credit facility will be sufficient to meet its operating needs for the foreseeable future.

    In connection with the Merger, Foilmark expects to pay to HoloPak stockholders the cash portion of the merger consideration from working capital of the combined businesses and from drawing on its revolving line of credit with Fleet National Bank.

OTHER MATTERS

    YEAR 2000--Management believes that substantially all of its computer systems are, or will be, year 2000 compliant, as a result of the most recent upgrades. The Company has performed an assessment of its Year 2000 readiness and established an implementation plan to address Year 2000 issues. The areas assessed were the Company's financial, operational and information systems. The majority of the Company's products do not include software, or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant. As a result of the assessment phase, the Hewlett-Packard Unix platform, on which the company operates its software, needs an upgrade in order to be Y2K compliant. The cost of the upgrade is approximately $10,000. The Company is upgrading the HP unix server for increased speed and performance. The new server is expected to be installed, tested and operational in the 2nd quarter of 1999. The cost of the server is approximately $100,000. The Company currently does not believe that either it's a Year 2000 issues, or any future costs necessary to ensure the Company's Year 2000 readiness will have a material effect on its business, results of operations, or financial condition. The estimated costs to complete the Year 2000 remediation are approximately $100,000. Foilmark has incurred approximately $12,000 in connection with Year 2000 remediation in expected costs for hardware upgrades will be incurred in the second and the third quarters of 1999.

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

    Foilmark is in the process of creating a contingency plan to address internal and external issues specific to Year 2000 compliance. These plans will include performing certain processes manually, changing non-compliant suppliers and increasing inventory levels. The Company expects to complete its contingency plan by September 30, 1999.

    Year 2000 compliance has been a senior management priority for some time. The company believes that it has more state-of-the-art technology, which will not need as comprehensive a program as compared to companies with older systems. Nevertheless, the Company can not reasonably predict the effect on its operations if its customers, vendors and service providers are not Y2K compliant. Although senior management does not think this will be the case, the impact on the Company's business could have a negative effect on 1st quarter 2000 results.

    EFFECTS OF INFLATION--During the two-year period ended December 31, 1998, inflation did not have a significant impact on the Company's operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

    RECENT ACCOUNTING PRONOUNCEMENTS--The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS

FRANK J. OLSEN, JR.                                          Director since 1992

    Frank J. Olsen, Jr. 47, has served as Chairman of the Board since October 1995 and President of the Company since March 1992. He is the Chief Executive Officer of the Company and each of its subsidiaries. Prior to March 1992 he was employed as Vice President--Engineering, and in various other capacities with the Company and its predecessors since 1976. Mr. Olsen is the brother of Carol
J. Robie and nephew of Martin A. Olsen.

WILHELM P. KUTSCH                                            Director since 1994

    Wilhelm P. Kutsch, 56, has been Senior Vice President--Foil Operations since March 1992, and served as Vice President--Foil Operations prior to March 1992. He has also served as Vice President and Operations Manager of Foilmark Manufacturing Corporation since 1979. Mr. Kutsch has over 20 years experience in the hot stamping industry.

CAROL J. ROBIE                                               Director since 1992

    Carol J. Robie, 43, has been Vice President--Administration since March 1992. She served as Administrative Manager of the Company in 1990 and 1991, and also has been employed in various capacities by Foilmark Manufacturing Corporation since 1977. She also serves as Secretary of the Company. Ms. Robie is the sister of Frank J. Olsen, Jr. and niece of Martin A. Olsen

THOMAS R. SCHWARZ                                            Director since 1997

    Thomas R. Schwarz, 62, was Chairman of Grossman's Inc., a retailer of building materials, from 1990 to 1994. From 1980 to 1990, he was President, Chief Operating Officer and a director of Dunkin' Donuts Incorporated, a food service company. Mr. Schwarz has been a director of Tridex Corporation since 1995 (and a member of the Compensation Committee), Chairman of the Board of Directors of TransAct Technologies Incorporated (and a member of the Compensation Committee) since 1996 and a director of Lebhar-Friedman Publishing Company since 1995.

MARTIN A. OLSEN                                              Director since 1992

    Martin A. Olsen, 73, retired as an active employee of the Company in October 1995. Prior to that time he was Chairman of the Board of Directors since March 1992 and Secretary of the Company and all of its subsidiaries since September 1993. He was employed by Kensol-Olsenmark, Inc. a predecessor of the Company, in various capacities since 1946 and was its President since 1962. Mr. Olsen is the uncle of Frank J. Olsen, Jr. and Carol J. Robie.

EDWARD D. SULLIVAN                                           Director since 1994

    Edward Sullivan, 65, has served as a consultant to the Company since his retirement on December 31, 1996. Mr. Sullivan served as Vice President--West Coast Operations of the Company from 1994 until his retirement on December 31, 1996 and Vice President and General Manager of West Foils, Inc., a subsidiary of the Company, from 1995 until December 31, 1996. He was President of West Foils, Inc. which he founded in 1988, through 1994.

MICHAEL J. BERTUCH                                           Director since 1997

    Michael J. Bertuch, 38, has been the President of ViaTech Publishing Solutions, a manufacturer of custom binders related packaging and on-demand printing, since January 1992. From 1986 to 1992, he was employed by DVC Industries the predecessor company to ViaTech Publishing Solutions in various executive capacities.

MICHAEL FOSTER                                               Director since 1997

    Michael Foster, 64, is the founder of and since 1988 has served as Chairman of the Board and Chief Executive Officer of WPI Group, Inc., a publicly-held manufacturer of hardware, software and electronic products for commercial and industrial markets.

KENNETH R. HARRIS                                            Director since 1996

    Kenneth R. Harris, 48, is Vice President--Pad Printing Operations of the Company since August 1995. From 1978 to 1995 he was Vice President of Imtran Industries, Inc. He also is secretary and Treasurer of COMDEC, Inc. a commercial decorating company. Mr. Harris has over 20 years experience in the pad printing industry.

NON-DIRECTOR EXECUTIVE OFFICERS:

PHILIP LEIBEL                                                 Officer since 1992

    Philip Leibel, 61, has been Vice President--Finance since March 1992 and is Treasurer, Assistant Secretary and Chief Financial Officer of the Company and each of its subsidiaries. He has been Chief Financial Officer of the Company and its predecessors since 1977.

GENERAL INFORMATION ABOUT THE BOARD OF DIRECTORS

    There were four (4) regular and two (2) special meetings of the Board of Directors in the 1998 fiscal year. During this period each incumbent director attended at least 75% of the aggregate of (a) the total number of meetings of the Board held during the period from which such incumbent was a director, and
(b) the total number of meetings held by all committees of the Board on which such incumbent served.

    Directors of the Company who are not full time employees of the Company or its operating subsidiaries receive a retainer of $2,000 per calendar quarter as well as a fee of $750 per Board Meeting attended and $350 per committee meeting attended in person or telephonically.

    The Board of Directors has four standing committees: the Executive Committee, the Compensation Committee, the Audit Committee and the Stock Option Committee. The Executive Committee consists of Frank J. Olsen, Jr., Michael J. Bertuch, Michael Foster and Edward D. Sullivan. In addition, Philip Leibel attends Executive Committee Meetings in a non-voting capacity. The Executive Committee conducts the affairs and business of the Company between meetings of the Board of Directors, subject to certain limitations set forth in the Company's Certificate of Incorporation. The Executive Committee met three (3) times during fiscal 1998.

    The Compensation Committee consists of Michael J. Bertuch, Michael Foster, Thomas R. Schwarz, Frank J. Olsen, Jr. and Leonard A. Mintz (until his resignation in December 1998). The Compensation Committee determines the compensation to be paid by the Company to its officers. The Compensation Committee met three (3) times during fiscal 1998.

    The Audit Committee consists of Michael J. Bertuch and Michael Foster. The Audit Committee is responsible primarily for recommending the accounting firm to be appointed as independent public accountant to audit the Company's financial statements and to perform services related to the audit, reviewing the scope and results of the audit with the independent public accountants, reviewing with management and the independent public accountants the Company year-end operating results, considering the adequacy of the internal accounting and control procedures of the Company, reviewing the non-audit services to be performed by the independent public accountants and considering the effect of such performance on the accountants' independence. The Audit Committee met two (2) times during fiscal 1998.

    The Stock Option Committee consisted of Michael J. Bertuch, Michael Foster and Thomas R. Schwarz. The Stock Option Committee administers the 1993 and 1995 Stock Option Plans and the Non-Employee Directors' Stock Plan and determines to whom such options will be granted and the number of shares of Common Stock to be included in such options. The Stock Option Committee met two (2) times during fiscal 1998.

    Martin A. Olsen, a director of the Company and until October 1995, Chairman of the Board and Secretary of the Company, received $176,800 in 1998 pursuant to a Consulting Services Agreement with the Company which was entered into in December 1995. The Consulting Agreement provides for annual compensation of $176,800 and terminated December 1998.

    On January 1, 1997, the Company and Edward D. Sullivan entered into a Consulting Agreement which expired December 31, 1998 and terminates and replaces an Employment Agreement with the same term. Under the Consulting Agreement, Mr. Sullivan shall receive fifty percent (50%) of his average compensation for 1995 and 1996, which was payable pursuant to his Employment Agreement. In return, Mr. Sullivan shall provide advisory services to the Company in conjunction with sales management, strategic sales objectives and general supervision of the Company's Westfoils subsidiary. The Consulting Agreement prohibits Mr. Sullivan from competing with the Company during the term of the Consulting Agreement and for a period of three (3) years thereafter. The Consulting Agreement prohibits the disclosure of any confidential or proprietary information including inventions. The Agreement also entitles Mr. Sullivan to the use of an automobile. A new agreement with a one (1) year term was entered into effective January 1, 1999, containing substantially the same terms as the prior Consulting Agreement.

    On December 21, 1998, Leonard Mintz resigned from the Board of Directors and as an executive officer of the Company. At that time Mr. Mintz entered into a non-competition agreement with Foilmark expiring on December 1, 2003. Under the non-competition agreement, Foilmark agreed to pay Mr. Mintz $14,886 per month for 18 months commencing January 1, 1999; $5,763 on July 1, 2000 and $4,167 per month commencing January 1, 1999 through December 1, 2003. The compensation payable to Mr. Mintz under the non-competition agreement is substantially the same as that under Mr. Mintz's employment agreement.

ITEM 11 EXECUTIVE COMPENSATION

    The following table sets forth the total compensation of the chief executive office and the other two most highly compensated executive officers (the "Named Executive Officers") of the Company for services in all capacities to the Company or its subsidiaries for the fiscal year ended December 31, 1998 and the total compensation earned by such individuals for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                        ANNUAL                    LONG-TERM COMPENSATION
                                                                    COMPENSATION(S)                       AWARDS
                                                           ---------------------------------  ------------------------------
                                                                       ANNUAL                   OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION                                  YEAR     SALARY($)   BONUS($)      (A)(B)      COMPENSATION(C)
---------------------------------------------------------  ---------  ---------  -----------  -----------  -----------------
Frank J. Olsen, Jr.......................................       1998    233,295      --           34,666            3000
President and Chief Executive Officer                           1997    202,413      --           --                4160
                                                                1996    195,546      --           10,000          --
Wilhelm P. Kutsch........................................       1998    184,235      --           29,466           3,000
Senior Vice President                                           1997    172,272      --           --               4,160
                                                                1996    180,098       9,352        8,500          --
Philip Leibel............................................       1998    173,785      --           24,534           3,000
Vice President & Chief Financial Officer                        1997    160,789      --           --               4,160
                                                                1996    155,498      --            7,500          --

------------------------

(a) Any perquisites or other personal benefits received from the Company by any of the named executives were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the Individual's salary and bonus).

(b) There were no option grants made to the Named Executive Officers during the fiscal year ended December 31, 1997.

(c) Amounts in the "All Other Compensation" column represent contributions to the Company's Profit-Sharing Plan.

    The following table sets forth certain information regarding stock options exercised during 1998 and unexercised options held by the Named Executive Officers as of the end of the 1998 fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND YEAR END OPTION/SAR VALUES

                                                                         NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                            OPTIONS/SAR AT           IN-THE-MONEY OPTION/
                                            SHARES           VALUE       FISCAL YEAR END 1998               SARS($)
OPTIONS/SARS($)                            ACQUIRED        REALIZED     ----------------------  -------------------------------
  NAME                                    ON EXERCISE       ($)(A)      EXERCISABLE/UNEXERCISABE  EXERCISABLE/UNEXERCISABLE(B)
--------------------------------------  ---------------  -------------  ----------------------  -------------------------------
Frank J. Olsen, Jr....................        --              --                67,766/0                         0/0
Wilhelm P. Kutsch.....................        --              --                70,866/0                         0/0
Philip Leibel.........................        --              --                62,734/0                         0/0

------------------------

(a) Based on closing price of the Common Stock on date of exercise less the exercise price.

(b) Based on the closing price of the Common Stock on December 31, 1998 ($1.72) minus the exercise price.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee is responsible for setting and administering the policies which govern both annual compensation and incentive programs for key managerial executives. The Committee usually meets twice annually for the purpose of granting salary increases and bonus awards. It evaluates corporate and individual performance, current compensation and share ownership of the managerial group. The employees of the Company who participate in the bonus and stock option plans are those who, in the estimation of the Compensation Committee, have a substantial opportunity to enhance shareholder value over time.

    The Committee's purpose is to ensure that management is enabled to attract and retain well-qualified employees who are capable of managing for the benefit of shareholders and contributing to the Company's success. To accomplish this goal, compensation is intended to be competitive both within the industry as a whole and when compared to like-size companies in the geographical areas served by the Company. Inflation, the cost of living and business conditions are taken into consideration. Additionally, the Company surveys other manufacturing companies and obtains compensation information from approximately 10 industry participants.

    The final determination of the base salary adjustments and incentive bonus awards is made solely by the Compensation Committee after consultation with the Chief Executive Officer. Stock Option grants are made by the Stock Option Committee, which presents it recommendations to the Compensation Committee for review before final Stock Option Grants are made by the Stock Option Committee. In setting an executive's base salary and bonus and in granting stock options, consideration is given to maintenance of the executive's level of responsibility, and the performance of the executive's area of responsibility. Stock options are granted considering the nature of the industry and the desirability of long-term incentives. Bonus awards are paid following fiscal year end and represent awards for the preceding year.

    With respect to compensation of the Chief Executive Officer ("CEO"), the Compensation Committee meets without him being present to evaluate his performance and reports on that evaluation to the independent directors of the Board. The Compensation Committee exercises greater discretion with respect to CEO compensation than with other key executives, and considers the performance of the Company relative to the Company's profit goals. The Compensation Committee also considers the short and long-term performance of the company relative to industry peers and to similar industries. Major weight is given to operating earnings, as with other managers. Finally, the Compensation Committee considers particular accomplishments of the CEO which are judged to contribute to long-term shareholder value. Other factors which influence the CEO's compensation include his establishment of clear and sound objectives and the achievement of those objectives, his ability to create overall management strength, his performance in communicating and in causing top managers to communicate effectively with the Board, and his use of the Board as a resource to aid effective management. The Committee does not evaluate these factors by a predetermined formula or weighting, but reaches its conclusions based on the judgments of its members. There were no bonuses paid to executive officers of the Company in 1998.

    The foregoing reports are presented by the following:

        As to the matters relating to cash compensation:

             Michael J. Bertuch
             Michael Foster
             Thomas R. Schwarz
             Frank J. Olsen, Jr.

        As to the matters relating to stock options:

             Michael J. Bertuch
             Michael Foster
             Thomas R. Schwarz

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 12, 1999 as to (a) each person known to the Company who beneficially owns 5% or more of the outstanding shares of Common Stock (b) directors (c) each of the named executive officers and (d) all directors and executive officers as a group. Each of such shareholders has sole voting and investment power as to shares shown unless other noted.

                                                                          AMOUNT AND
                                                                            NATURE
                                                                              OF         PERCENT
                                                                          BENEFICIAL       OF
NAME OF BENEFICIAL OWNER (A)                                              OWNERSHIP       CLASS
-----------------------------------------------------------------------  ------------  -----------
Martin A. Olsen (b)(c).................................................      507,477         12.1%
Estate of Frank J. Olsen...............................................      222,724          5.3%
Frank J. Olsen, Jr. (b)(d).............................................      490,758         11.7%
Leonard A. Mintz (b)(e)................................................      234,696          5.6%
Wilhelm P. Kutsch (f)..................................................      107,696          2.6%
Philip Leibel(g).......................................................       80,664          1.9%
Carol J. Robie (b)(h)..................................................      212,409          5.1%
Edward D. Sullivan (b).................................................      153,847          3.7%
Michael Bertuch(i).....................................................        5,000            *
Michael Foster(j)......................................................       10,000            *
Thomas R. Schwarz(k)...................................................        5,000            *
Kenneth R. Harris......................................................      128,522          3.1%
Parties to Voting Agreement(l).........................................    1,589,761         38.0%
All Directors and Executive Officers
  As a Group (13 persons) (c)(m).......................................    1,936,043         46.3%

------------------------

*   Less than one percent

(a) If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the beneficial owner, director, nominee or officers, as well as shares held by trusts of which the person is a trustee or in which he has a beneficial interest. Any such beneficially owned shares will be noted separately for each owner, except in the case of shares beneficially owned by all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective directors, officers and 5% owners. Except as set forth above, management knows of no person who, as of March 12, 1999, owned beneficially more than 5% of the Company's outstanding Common Stock. The information includes, where applicable, shares issuable upon exercise of stock options granted under the Company's 1993 and 1995 Stock Option Plans, which options are presently exercisable. Unless otherwise indicted, the address of--the persons identified in above is c/o Foilmark, Inc., 4 Mulliken Way, Newburyport, MA 01950.

(b) Excludes shares held by other parties to the Voting Agreement described in "Certain Relationships and Related Transactions" which may be deemed to be beneficially owned by these individuals.

(c) Includes (i) 11,000 shares held by Mr. Olsen's wife as to which he disclaims beneficial ownership and (ii) 27,356 shares deemed beneficially owned in his capacity as executor of the Estate of Florence J. Olsen. Mr. Olsen's address is 3299 Old Barn Road East, Ponte Vedra Beach, Florida 32082.

(d) Includes 67,766 shares issuable upon exercise of options which are presently or will become exercisable within 60 days, and 222,724 shares deemed beneficially owned in his capacity as executor of the Estate of Frank J. Olsen.

(e) Mr. Mintz's address is 89 Blueberry Lane, Westwood, Massachusetts 02090.

(f) Includes 70,866 shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

(g) Includes 62,734 shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

(h) Includes 21,100 shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

(i) Includes 5,000 shares issuable upon exercise of options which are presently or will become exercisable within 60 days. Mr. Bertuch's address is c/o ViaTech Publishing Solutions, 1440 Fifth Avenue, Bayshore, New York 11706.

(j) Includes 5,000 shares issuable upon exercise of options which are presently or will become exercisable within 60 days. Mr. Foster's address c/o WPI Group, Inc., 1155 Elm Street, Manchester, New Hampshire 03101.

(k) Includes 5,000 shares issuable upon exercise of options which are presently or will become exercisable within 60 days. Mr. Schwarz's address is 60 Westcliff Road, Weston, Massachusetts 02193.

(l) For the purposes of disclosure of beneficial ownership under the Securities Exchange Act of 1934, the persons identified as parties to the Voting Agreement described in "Certain Relationships and Related Transactions" are deemed to be a single person and the beneficial owners of the shares of Common Stock owned by all parties to the Voting Agreement.

(m) Includes 222,466 shares issuable upon exercise of options which are presently or will become exercisable within 60 days.

COMPLIANCE WITH SECTION 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and furnish the Company with reports of securities ownership and changes in such ownership.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended December 31, 1998 its officers, directors and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

EMPLOYMENT AGREEMENTS

    The Company entered into employment agreements with executive officers and key employees in September 1993. The terms of the employment agreements are substantially the same except for the base salary and duties to be performed. The 1998 base salaries for the officers listed in the Summary Compensation Table are as follows: Frank J. Olsen, Jr.--$225,000, Wilhelm P. Kutsch--$180,497, and Philip Leibel--$163,722. Each employment agreement expired December 31, 1998 with successive one-year renewal terms unless terminated by either party. It is the intention of the Company to renegotiate new employment agreements as of the effective date of the merger. If an employee's employment is terminated with cause or as a result of his death or disability, the Company's obligation to compensate the employee under his employment agreement also terminates. If the Company terminates an employee's employment without cause, the Company is obligated to pay severance of one month's salary for every year that the employee has been employed. In connection with the Imtran acquisition Imtran Foilmark entered into a three year employment agreement with Kenneth Harris providing for a base salary in the first year of $100,000, with review at the end of each calendar year by the Board of Directors (see "Certain Relationships and Related Transactions" for further information). The terms of Harris' employment agreement are substantially the same as the employment agreements with other executive officers and key employees.

    Each employment agreement prohibits the employee from competing with the Company during the term of the agreement and for a period of up to two years following the date of termination. Each employee is eligible under the agreements to a calendar year-end bonus at the Board's discretion. Employee benefits include group medical insurance coverage (partially contributory), holidays, life insurance, long-term disability insurance (contributory), short-term disability insurance (partially contributory), travel accident insurance, profit sharing plan and four weeks paid vacation each year. The employment agreements prohibit employees from using or disclosing any proprietary information to any other party at any time during the period of employment by the Company or thereafter, except with the written consent of the Board of Directors of the Company or as may be required under any state or federal law, rule or regulation or by a court of competent jurisdiction during the period of employment by the Company or thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1998 the Compensation Committee consisted of Michael J. Bertuch, Michael Foster, Thomas R. Schwarz, Frank J. Olsen, Jr. and Leonard A. Mintz (until his resignation in November 1998). Mr. Olsen is an executive officer of the Company.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the acquisition of the assets of Imtran Industries, Inc. ("Imtran") in 1995, the Company entered into a Registration Rights Agreement with Kenneth R. Harris. The Agreement obligates the Company to include at its expense (except underwriting commissions) securities owned by Mr. Harris in a registration statement initiated by the Company on a pro rata basis, to the extent the managing underwriter advises the Company that the aggregate number of securities sought to be offered can be sold.

    Also in connection with the Imtran acquisition, Imtran Foilmark, Inc., the wholly owned subsidiary of the Company to which Imtran's assets were transferred, entered into a five year lease of the premises where Imtran operated its business. Mr. Harris is a trustee of the trust that owns the premises. The terms of the lease provide for annual rent of $137,500 during the initial five year term, and payment of "Market Rent" for the duration of a single extension term of two years. In July 1996, in consideration of the use by the Company of additional space, the Company increased its annual rental payments by $5,000 per year to $142,500 per year.

    In connection with the Consulting Services Agreement with Martin A. Olsen, the Company entered into a Registration Rights Agreement with him individually and in his capacity as guardian for Florence Olsen. Mr. Olsen, or persons to whom rights under the Registration Rights Agreement have been transferred in accordance with the provisions thereof, has the right to demand that one registration statement be filed by the Company with respect to any portion of his securities so long as Olsen is a director or officer of the Company, or he and/or his assignees hold beneficial ownership of at least ten percent (10%) of the Company's Common Stock. The Company is also obligated to include stock owned by Mr. Olsen or his assignees on a pro rata basis in any registration not initiated by Mr. Olsen or his assignees.

    In November 1994, Leonard A. Mintz, Martin A. Olsen, Frank J. Olsen, Jr., Carol J. Robie and Florence J. Olsen (collectively, the "Management Shareholders") entered into a Voting Agreement with Edward Sullivan, which obligates the parties to vote for each Management Shareholder as a Director so long as such individual maintains ownership of a least 5% of the Company's Common Stock outstanding on such date (without regard to new issues) and remains an officer of the Company or any of its subsidiaries and (ii) obligates the Management Shareholders to vote for the election of Mr. Sullivan as a Director of the Company, so long as he is a shareholder of the Company and an officer or employee of the Company or any of its subsidiaries. The Voting Agreement expires in 2004. An aggregate of 1,589,761 shares of Common Stock is beneficially owned by the parties to the Voting Agreement, including 222,724 shares held by Frank
J. Olsen, Jr. in his capacity as executor of the Estate of Frank J. Olsen and 27,356 shares held by Martin A. Olsen in his capacity as executor of the Estate of Florence J. Olsen.

COMPARATIVE PERFORMANCE GRAPH

    The following graph compares the cumulative total shareholder return on the Common Stock with the cumulative total shareholder return of (I) the Standard and Poor's 500 Index (the "S & P 500 Index"), (ii) the Dow Jones Industrial-Diversified index selected by the Company for purpose of the comparison ("DJ Industrial-Dvrsfd"), and (iii) a peer group of companies consisting of Advanced Deposition Technologies, CFC International Inc., Envirodyne Industries, Inc., HoloPak Technologies, Inc. and Outlook Group Corp. (the "Peer Group") assuming an investment of $100 on June 23, 1994, in each of the Common Stock of the Company, the S & P 500 Index, the DJ Industrial-Dvrsfd and the Peer Group stocks. The graph assumes dividend reinvestment with respect to companies in the DJ Industrial-Dvrsfd and Peer Group and the returns of each such company have been weighted at each measurement point to reflect relative stock market capitalization. The graph commences as of June 23, 1994, the date the Common Stock became publicly traded.

                COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
                   AMONG FOILMARK, INC., THE S & P 500 INDEX
                                AND A PEER GROUP

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                                      FOILMARK, INC.      PEER GROUP      S & P 500
6/23/94                                                           $100             $100         $100
12/94                                                             $111             $103         $104
12/95                                                             $102              $70         $143
12/96                                                              $40              $87         $175
12/97                                                              $53             $106         $234
12/98                                                              $29              $64         $301
*$100 INVESTED ON 6/23/94 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING DECEMBER 31.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits:

(1)        Financial Statements and Supplementary Data--See Form 10-K, Item 8

(2)        Financial Statement and Schedules:

           Independent Auditors' Report.....................................................        F-1

           Consolidated Balance Sheets--December 31, 1998 and 1997..........................        F-2

           Consolidated Statement of Operations--Years Ended December 31, 1998 1997 and
            1996............................................................................        F-3

           Consolidated Statement of Stockholders Equity--Years Ended December 31, 1998,
            1997, and 1996..................................................................        F-4

           Consolidated Statements of Cash Flows--Years Ended December 31, 1998 1997, and
            1996............................................................................        F-5

           Notes to Consolidated Financial Statements For the three years ended December 31,
            1998............................................................................        F-6

           Schedule II--Valuation and Qualifying Accounts...................................        S-1

    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements of notes thereto.

    (3) Index of Exhibits:

    The following is a list of exhibit files as part of this Annual Report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

       2.1     Agreement and Plan of Merger dated as of November 17, 1998 is incorporated herein by reference to the
               Company's Current Report on Form 8-K filed with the Commission on November 25, 1988.

       3.1     Restated Certificate of Incorporation of the Company dated as of October 14, 1993 is incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on
               October 25, 1993.

       3.2     Restated By-Laws of the Company are incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and filed with the Commission on March 27,
               1998.

       3.3     Specimen Stock Certificate of the Company is incorporated herein by reference to the Company's
               Current Report on Form 8K filed with the Commission on May 24, 1994.

       3.4     Restated Certificate of Incorporation of the Company is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

       3.5     Restated By-Laws of the Company dated as of May 5, 1995 are incorporated herein by reference to the
               Company" Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and filed with the
               Commission.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
       3.6     Second Amended and Restated Certificate of Incorporation dated as of November 20, 1998 is incorporated herein by reference to the registration statement on Form S-4 filed with the Commission on March 22, 1999.

       9.1     Voting Agreement dated as of November 17, 1994 between the Company, Martin A. Olsen, Florence J.
               Olsen, Frank J. Olsen, Carol J. Robie, Leonard A. Mintz and Edward Sullivan is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 30, 1994.

      10.1     Form of Employment Agreement of the Company is incorporated herein by reference to the Company's
               Registration Statement on Form S-1 filed with the Commission on October 25, 1993

      10.2     1993 Stock Option Plan is incorporated herein by reference to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

      10.4     Technical Collaboration Agreement between the Company and Arrow Coated Products Ltd. dated December
               18, 1992 is incorporated herein by reference to the Company's Registration Statement on Form S-1
               filed with the Commission on October 25, 1993.

      10.5     Agreement for the Purchase of Patents between the Company and Leonard Mintz and Franklin
               Manufacturing Corporation dated March 12, 1992 is incorporated herein by reference to the Company's
               Registration Statement on Form S-1 filed with the Commission on October 25,1993.

      10.9     Registration Rights Agreement between the Company and Leonard Mintz dated as of March 17, 1992 is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form
               S-1 filed with the Commission on December 3, 1993.

      10.10    Waiver Agreement between the Company and Leonard Mintz is incorporated herein by reference to
               Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on
               December 3, 1993.

      10.11    Stockholders Agreement dated February 2, 1992 is incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission 3, 1993.

      10.14    Form of Promissory Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

      10.15    Form of Shareholder Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

      10.17    China Sales and Distribution Agreement between the Company and X.D. Trading and Consulting Company dated as of October 25,1993 is incorporated herein by reference to Amendment No. 3 to the Company's
               Registration Statement on Form S-1 filed with the Commission on June 17, 1994 .

      10.20    Sales and Licensing Agreement between the Company and Embossing Technology Limited dated as of
               November 10, 1994 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on November 30, 1994.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.22    Registration Rights Agreement between the Company and Edward Sullivan dated as of November 17, 1994 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on November 30, 1994.

      10.23    Industrial Revenue Bond Loan Agreement dated June 28, 1995 is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

      10.24    1995 Employee Stock Purchase Plan is incorporated herein by reference to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

      10.25    1995 Employee Stock Option Plan is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

      10.26    Asset Purchase Agreement between Imtran Industries, Inc. et al, and the Company dated as of August 3,
               1995 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on September 1, 1995.

      10.26    Registration Rights Agreement between Foilmark, Inc. and Martin A. Olsen dated as of December 31,
               1995 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

      10.28    Amended and Restated Employee Stock Purchase Plan dated as of January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

      10.29    Amended and Restated Employee Stock Option Plan dated as of January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

      10.31    Waiver and Amendment to Loan Agreement between the Company and Fleet Bank dated as of March 20, 1997 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Commission on April 14, 1997.

      10.32    Consulting Agreement between the Company and Edward Sullivan dated as of January 1, 1999 is incorporated herein by reference to the Company's registration statement on Form S-4 filed with the
               Commission on March 22, 1999.

      10.33    Lease Agreement between the Company and Edward G. Molin dated as of April 21, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 and filed with the Commission on August 12, 1997.

      10.34    Lease Agreement between the Company and Parker Street Realty Trust dated as of July 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1997 and filed with the Commission August 12, 1997.

      10.35    Lease Agreement between the Company and Faircourt Realty Co. dated as of April 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1997 and filed with the Commission on August 12, 1997.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.36    1997 Non-Employee Director Stock Plan dated as of April 11, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the
               Commission on August 12, 1997.

      10.37    Shareholder Agreement between the Company and certain shareholders of HoloPak Technologies, Inc.
               dated as of November 17, 1998 is incorporated herein by reference to the Company's Current Report on
               Form 8-K filed with the commission on November 25, 1998.

      10.38    Shareholder Agreement between certain substantial shareholders of the Company and HoloPak
               Technologies, Inc. dated as of November 17, 1998 is incorporated herein by reference to the Company's
               Current Report on Form 8-K filed with the Commission on November 25, 1998.

      10.39    Non-Competition Agreement between the Company and Leonard Mintz dated as of December 23, 1998 is incorporated herein by reference to the Company's registration statement on Form S-4 filed with the
               Commission on March 22, 1999.

      10.40    Amendment No. 1 to Registration Rights Agreement between the Company and Leonard Mintz dated November
               30, 1998 incorporated herein by reference to the Company's registration statement on Form S-4 filed with the Commission on March 22, 1999.

      10.41    Waiver to Loan Agreement between the Company and Fleet Bank dated February 18, 1999 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1998 and filed with the Commission on March 29, 1999.

      10.42    Employment Agreement dated March 26, 1998 between Douglas Parker and the Company and filed with the
               Commission on March 29, 1999.

      10.43    Lease Agreement between the Company and Anchor Associates dated May 14, 1998 commencing March 1, 1999 and filed with the Commission on March 29, 1999.

      27       Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOILMARK, INC.

                                By:           /s/ FRANK J. OLSEN, JR.
                                     -----------------------------------------
                                           Frank J. Olsen, Jr.--President

Date: March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                   DATE
------------------------------  ---------------------------  -------------------

   /s/ FRANK J. OLSEN, JR.      Chairman of the Board
------------------------------  Chief Executive Officer        March 29, 1999
     Frank J. Olsen, Jr.

      /s/ PHILIP LEIBEL         Vice President--Finance
------------------------------  Chief Financial Officer        March 29, 1999
        Philip Leibel

    /s/ WILHELM P, KUTSCH       Senior Vice President
------------------------------  & Director                     March 29, 1999
      Wilhelm P, Kutsch

     /s/ EDWARD SULLIVAN        Vice President--West Coast
------------------------------  Operations & Director          March 29, 1999
       Edward Sullivan

      /s/ CAROL J. ROBIE        Vice President--
------------------------------  Administration & Director      March 29, 1999
        Carol J. Robie

      /s/ KENNETH HARRIS        Vice President--Pad Print
------------------------------  Operations & Director          March 29, 1999
        Kenneth Harris

          SIGNATURE                      CAPACITY                   DATE
------------------------------  ---------------------------  -------------------

     /s/ MARTIN A. OLSEN        Chairman of the Board
------------------------------  Emeritus & Director            March 29, 1999
       Martin A. Olsen

    /s/ MICHAEL J. BERTUCH      Director
------------------------------                                 March 29, 1999
      Michael J. Bertuch

      /s/ MICHAEL FOSTER        Director
------------------------------                                 March 29, 1999
        Michael Foster

      /s/ THOMAS SCHWARZ        Director
------------------------------                                 March 29, 1999
        Thomas Schwarz

                          INDEPENDENT AUDITORS' REPORT

                                    KPMG LLP

Board of Directors and Stockholders
Foilmark, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Foilmark, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foilmark, Inc. and subsidiaries, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Melville, New York

February 19, 1999

                        FOILMARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                             1998        1997
                                                                                          ----------  ----------
                                                     ASSETS
Current assets:
  Cash..................................................................................  $  237,561  $  629,170
  Accounts receivable--trade (less allowance for doubtful accounts of $146,000 and
    $348,000 in 1998 and 1997)..........................................................   4,896,086   4,807,705
  Inventories...........................................................................   8,134,490   7,884,701
  Other current assets..................................................................     748,610     211,943
  Deferred acquisition costs............................................................     261,482          --
  Income taxes receivable...............................................................      50,872   1,327,421
  Deferred income taxes.................................................................     718,602   1,221,135
  Current assets of discontinued operations.............................................          --     977,138
                                                                                          ----------  ----------
    Total current assets................................................................  15,047,703  17,059,213

Property, plant and equipment, net......................................................   9,088,889   9,150,509
Bond and mortgage financing costs (net of accumulated amortization of $156,975 and
  $98,010 in 1998 and 1997, respectively)...............................................     364,226     369,295
Intangible assets, net..................................................................   4,262,331   4,520,581
Restricted cash.........................................................................     233,333     166,667
Other assets............................................................................      78,432      75,967
Notes receivable........................................................................     745,958     739,818
                                                                                          ----------  ----------
                                                                                          $29,820,872 $32,082,050
                                                                                          ----------  ----------
                                                                                          ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable--stockholders...................................  $  119,827  $  112,922
  Current installments of other long-term debt..........................................     428,792     501,220
  Accounts payable......................................................................   2,432,045   2,936,885
  Accrued expenses......................................................................   1,507,514     439,759
  Customer deposits.....................................................................     167,817     207,311
  Current liabilities of discontinued operations........................................          --   1,270,450
                                                                                          ----------  ----------
    Total current liabilities...........................................................   4,655,995   5,468,547

Long-term debt:
  Notes payable to stockholders, net of current installments............................     534,605     654,431
  Other long-term debt, net of current installments.....................................   8,571,066  10,095,806
                                                                                          ----------  ----------
                                                                                           9,105,671  10,750,237

Deferred income taxes...................................................................     693,560     884,773

Commitments and contingencies (notes 14 and 18)

Stockholders' equity:
  Preferred stock ($.01 par value; 500,000 shares authorized; 0 shares issued and
    outstanding in 1998 and 1997).......................................................          --          --
Common stock ($.01 par value; 10,000,000 shares authorized; 4,179,601 and 4,167,355,
  shares issued and outstanding in 1998 and 1997, respectively).........................      41,796      41,673
Additional paid-in capital..............................................................  13,434,445  13,404,157
Retained earnings.......................................................................   1,889,405   1,532,663
                                                                                          ----------  ----------
    Total stockholders' equity..........................................................  15,365,646  14,978,493
                                                                                          ----------  ----------
                                                                                          $29,820,872 $32,082,050
                                                                                          ----------  ----------
                                                                                          ----------  ----------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  30,886,135  $  33,379,482  $  29,692,240
Cost of sales.......................................................     21,839,367     23,779,459     22,010,754
                                                                      -------------  -------------  -------------
Gross profit........................................................      9,046,768      9,600,023      7,681,486
Selling, general and administrative expenses........................      7,865,290      6,776,146      6,974,007
                                                                      -------------  -------------  -------------
                                                                          1,181,478      2,823,877        707,479
                                                                      -------------  -------------  -------------

Other income (expense):
    Interest expense--net...........................................       (726,265)      (403,201)      (599,507)
    Other income....................................................         23,363         38,122        211,720
                                                                      -------------  -------------  -------------
      Income from continuing operations before income taxes.........        478,576      2,458,798        319,692
Income tax expense..................................................        121,834        983,519        131,073
                                                                      -------------  -------------  -------------
      Income from continuing operations.............................        356,742      1,475,279        188,619

Discontinued operations:
    Loss from operations, net of income tax benefit.................             --       (892,076)    (1,228,745)
    Loss on disposition, net of income tax benefit..................             --     (3,894,400)            --
                                                                      -------------  -------------  -------------
                                                                                 --     (4,786,476)    (1,228,745)
                                                                      -------------  -------------  -------------

Net income (loss)...................................................  $     356,742  $  (3,311,197) $  (1,040,126)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income (loss) per share
    From continuing operations--basic and diluted...................  $        0.09  $        0.35  $        0.05
    From discontinued operations--basic and diluted.................             --          (1.15)         (0.30)
                                                                      -------------  -------------  -------------
    Net income (loss) per share--basic and diluted..................  $        0.09  $       (0.80) $       (0.25)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding.................................      4,173,139      4,161,463      4,142,318
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        ADDITIONAL
                                                             COMMON       PAID-IN       RETAINED
                                                              STOCK       CAPITAL       EARNINGS        TOTAL
                                                            ---------  -------------  ------------  -------------
Balance at December 31, 1995..............................  $  41,358  $  13,317,982  $  5,883,986  $  19,243,326
  Shares issued under stock grants........................         --          8,923            --          8,923
  Shares issued under benefit plans.......................        159         37,499            --         37,658
  Net loss................................................         --             --    (1,040,126)    (1,040,126)
                                                            ---------  -------------  ------------  -------------
Balance at December 31, 1996..............................     41,517     13,364,404     4,843,860     18,249,781
  Shares issued under stock grants........................         --          4,136            --          4,136
  Shares issued under benefit plans.......................        156         35,617            --         35,773
  Net loss................................................         --             --    (3,311,197)    (3,311,197)
                                                            ---------  -------------  ------------  -------------
Balance at December 31, 1997..............................     41,673     13,404,157     1,532,663     14,978,493
                                                            ---------  -------------  ------------  -------------
  Shares issued under benefit plan........................        123         30,288            --         30,411
  Net income..............................................         --             --       356,742        356,742
                                                            ---------  -------------  ------------  -------------
Balance at December 31, 1998..............................  $  41,796  $  13,434,445  $  1,889,405  $  15,365,646
                                                            ---------  -------------  ------------  -------------
                                                            ---------  -------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income from continuing operations........................................  $ 356,742  $1,475,279 $ 188,619
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...............................................................  1,373,948  1,285,841  1,063,852
    Amortization...............................................................    317,216    314,763    310,454
    Provision for doubtful accounts............................................    119,000     85,000    150,000
    Deferred taxes.............................................................    311,320     89,117     58,289
    Change in assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable..........................................   (207,381)   (28,034)  (261,215)
      (Increase) decrease in inventories.......................................   (249,789) 1,616,981  (2,302,714)
      Decrease (increase) in income taxes receivable...........................  1,276,549   (859,150)  (468,271)
      (Increase) decrease in bond and mortgage financing costs and other
        assets.................................................................   (593,029)    78,317     (4,328)
      Increase in deferred acquisition costs...................................   (261,482)    --         --
      (Decrease) increase in customer deposits.................................    (39,494)  (243,140)   450,451
      Increase (decrease) in accounts payable and accrued expenses.............    562,915  (1,639,592) 1,081,651
                                                                                 ---------  ---------  ---------
    Net cash provided by operating activities..................................  2,966,515  2,175,382    266,788
                                                                                 ---------  ---------  ---------
Net cash used in discontinued operations.......................................   (339,728)  (531,905)  (437,736)
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
    Capital expenditures.......................................................  (1,272,052) (1,305,609) (2,103,900)
    Proceeds from sale of facilities...........................................     --      2,536,557     --
    (Increase) decrease in cash-restricted.....................................    (66,666)  (100,000)   970,923
                                                                                 ---------  ---------  ---------
    Net cash used in investing activities......................................  (1,338,718) (1,130,948) (1,132,977)
                                                                                 ---------  ---------  ---------

Cash flows from financing activities:
    Payments of notes payable to stockholders..................................   (112,921)  (131,814)  (204,760)
    Proceeds of other long-term debt...........................................     --      1,512,445  3,667,750
    Payments of other long-term debt...........................................  (1,597,168) (3,699,051) (2,536,646)
    Proceeds from shares issued under benefit plans............................     30,411     35,773     37,658
    Issuance of common stock to employees under stock grants...................     --          4,136      8,923
                                                                                 ---------  ---------  ---------
    Net cash (used for) provided by financing activities.......................  (1,679,678) (2,278,511)   972,925
                                                                                 ---------  ---------  ---------
Net (decrease) increase in cash................................................   (391,609)   495,914   (331,000)
Cash--beginning of year........................................................    629,170    133,256    464,256
                                                                                 ---------  ---------  ---------
Cash--end of year..............................................................  $ 237,561  $ 629,170  $ 133,256
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest...................................................................  $ 731,370  $ 944,188  $ 893,392
                                                                                 ---------  ---------  ---------
    Income taxes...............................................................  $  59,000  $ 408,000  $ 129,100
                                                                                 ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                         FOILMARK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

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

    On November 17, 1998, the Company entered into an Agreement and Plan of Merger with HoloPak Technologies, Inc. ("HoloPak"), pursuant to which HoloPak will be merged into a Foilmark subsidiary. Each outstanding share of HoloPak common stock will be converted into 1.11 shares of Foilmark common stock and the right to receive $1.42 in cash. As of December 31, 1998, there were approximately 3,347,000 shares of HoloPak common stock outstanding. Consummation of the merger is expected to occur during the first half of 1999, and is subject to various conditions, including, but not limited to, approval by the stockholders of the Company and HoloPak. The merger will be accounted for under the purchase method of accounting.

    HoloPak manufactures and distributes hot-stamp foils and manufactures laminated foil and direct metallized paper. HoloPak also produces holographic foil.

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

    (c) Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed as follows:

                                                                                     ESTIMATED
                                                                      METHODS       USEFUL LIFE
                                                                   --------------  -------------
Building and improvements........................................  Straight-line   15-40 years
Machinery, furniture and fixtures................................  Straight-line   3-10 years
Automobiles......................................................  Straight-line   3 years

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

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (e) Bond and Mortgage Financing Costs

    Bond and mortgage financing costs are amortized over the life of the related obligations.

    (f) Revenue Recognition

    Revenue is recognized when products are shipped to the customer. A provision is made for estimated product returns, claims and allowances.

    (g) Income Taxes

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

    (h) Research and Development

    The Company incurs costs in the research and development of new products and applications. Such costs are expensed as incurred and amounted to $488,000, $540,000, and $374,000, and for the years ended December 31, 1998, 1997, and 1996 respectively, and were included as a component of cost of sales.

    (i) Use of Estimates

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

    (j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (k) Stock Option Plan

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

    (l) Earnings per Share

    Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds. Basic and diluted earnings per share were the same for all periods presented as common stock equivalents were not dillutive.

    (m) Reclassifications

    Certain amounts have been reclassified to conform to current year presentation.

(3) DISCONTINUED OPERATIONS

    In October 1997, the Company's Board of Directors adopted a plan to discontinue the manufacture of hot stamping equipment. Accordingly, the operating results of the hot stamping division, including provisions for disposal of the hot stamping line of $3,894,400, net of tax benefit, were segregated from continuing operations and reported as a separate line item on the statement of operations. The total loss from discontinued operations, net of tax benefit, including the provision for disposition, was $4,786,476, or $1.15 per share, for the year ended December 31, 1997. The Company has restated its prior years' financial statements to present the operating results of the hot stamping line as a discontinued operation. The assets and liabilities of such operations, at December 31, 1998 and 1997, have been reflected as current or non-current assets and liabilities of discontinued operations, based substantially on the original classification of such assets and liabilities.

    The Company recorded notes receivable related to the sale of certain assets of the hot stamping division. The notes receivable are recorded at the present value of future cash flows, and are included in long term assets in the accompanying financial statements.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(3) DISCONTINUED OPERATIONS (CONTINUED)
    Operating results from discontinued operations are as follows:

                                                                                          1997           1996
                                                                                      -------------  -------------
Net sales...........................................................................  $   6,395,424  $   7,498,371
Costs and expenses:
Cost of sales.......................................................................      5,611,009      6,604,210
Selling, general and administrative expenses........................................      1,746,681      2,111,746
                                                                                      -------------  -------------
                                                                                          7,357,690      8,715,956
Operating loss......................................................................       (962,266)    (1,217,585)
Interest and other expenses.........................................................       (524,527)      (620,204)
                                                                                      -------------  -------------
Loss before income tax benefit......................................................     (1,486,793)    (1,837,789)
Income tax benefit..................................................................        594,717        609,044
                                                                                      -------------  -------------
Loss from operations................................................................       (892,076)    (1,228,745)
                                                                                      -------------  -------------
Loss on disposition, net of income tax benefit......................................     (3,894,400)            --
                                                                                      -------------  -------------
Net loss from discontinued operations...............................................  $  (4,786,476) $  (1,228,745)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The following summarizes assets and liabilities of the discontinued operations, which have been segregated in the accompanying consolidated balance sheets at December 31, 1997:

Current assets--discontinued operations:
  Accounts receivable, net......................................  $ 459,119
  Inventories...................................................    355,000
  Other assets..................................................    163,019
                                                                  ---------
                                                                  $ 977,138
                                                                  ---------
                                                                  ---------
Current liabilities--discontinued operations:
  Accounts payable..............................................  $ 441,662
  Accrued restructuring.........................................    828,788
                                                                  ---------
                                                                  $1,270,450
                                                                  ---------
                                                                  ---------

(4) INVENTORIES

    Inventory balances at December 31, 1998 and 1997 consist of the following:

                                                                                            1998          1997
                                                                                        ------------  ------------
Raw materials.........................................................................  $  1,893,978  $  1,658,159
Work-in-progress......................................................................     2,000,185     2,108,422
Finished goods........................................................................      4,240,32     4,118,120
                                                                                        ------------  ------------
                                                                                        $  8,134,490  $  7,884,701
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(4) INVENTORIES (CONTINUED)
    Polyester, the primary raw material in foil manufacturing, is subject to fluctuations in price depending on industry supply and demand.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31, 1998 and 1997 consists of the following:

                                                                        1998          1997
                                                                    ------------  ------------
Land..............................................................  $     78,673  $     78,673
Building and improvements.........................................     3,871,695     3,753,821
Machinery, furniture and fixtures.................................    14,161,771    12,970,912
Automobiles.......................................................       120,325       116,730
                                                                    ------------  ------------
                                                                    ------------  ------------
                                                                      18,232,464    16,920,136
Less accumulated depreciation.....................................     9,143,575     7,769,627
                                                                    ------------  ------------
                                                                    $  9,088,889  $  9,150,509
                                                                    ------------  ------------
                                                                    ------------  ------------

(6) INTANGIBLE ASSETS

    Intangible assets at December 31, 1998 and 1997 include the following:

                                                                                                    AMORTIZATION
                                                                            1998          1997         PERIOD
                                                                        ------------  ------------  -------------
Excess of cost over fair value of assets acquired.....................  $  4,914,940  $  4,914,940  20 Years
Patents...............................................................       251,846       251,846  10-17 Years
                                                                        ------------  ------------  -------------
                                                                           5,166,786     5,166,786
Less: accumulated amortization........................................       904,455       646,205
                                                                        ------------  ------------
                                                                        $  4,262,331  $  4,520,581
                                                                        ------------  ------------
                                                                        ------------  ------------

    The Company assesses the recoverability of the excess of cost over fair value of assets acquired quarterly based upon the projected un-discounted future cash flows of the acquired entity. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Any diminution in value is recorded when identified.

    Amortization expense of $258,250, $258,250, and $254,454 relating to intangible assets was charged to operations in 1998, 1997 and 1996, respectively.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(7) NOTES PAYABLE--STOCKHOLDERS

    Notes payable to stockholders' at December 31, 1998 and 1997 consist of the following:

                                                                                               1998        1997
                                                                                            ----------  ----------
Notes due to stockholders, payable in semi-annual payments of $19,911, which include interest at 6% per annum. Payments began May 1, 1993 and continue through November 1,
  2005, subordinated through the due date.................................................  $  435,332  $  486,548
Notes payable to stockholders with interest at 6% and balance due in equal quarterly installments through 2003, subordinated to bank notes and/or industrial revenue bonds...  $  130,403  $  157,317
Promissory notes to a stockholder, subordinated except for monthly installments through the due date to industrial development revenue bonds, bearing a stated interest rate of
  6% due in quarterly installments of $10,357 including interest through 2001.............  $   88,697  $  123,488
                                                                                            ----------  ----------
Total notes payable stockholders..........................................................  $  654,432  $  767,353
Less current installments.................................................................  $  119,827  $  112,922
                                                                                            ----------  ----------
Notes payable-stockholders, excluding current installments................................  $  534,605  $  654,431
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Interest amounting to $43,903, $52,048, and $57,935 in 1998, 1997 and 1996,
respectively, was paid to the Company's stockholders or other related parties.

(8) OTHER LONG-TERM DEBT

    Other long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                           1998          1997
                                                                                       ------------  -------------
Borrowings under revolving credit loan financing agreement, see(a)...................  $  5,500,000  $   6,595,944
Borrowings under The Massachusetts Industrial Financing Agreement, see (b)...........     3,300,000      3,700,000
Mortgage loans payable, interest at 7.75%, see (c)...................................       151,315        162,066
Capital lease obligation payable in quarterly installments of $21,379, including
  interest at 6%, through March 1999.................................................        14,041         95,626
Note payable, interest at 9.95%, due in monthly installments of $594, plus interest,
  through August, 2001...............................................................        16,637         21,826
Capital lease obligation payable in monthly installments of $464, including interest
  at 9.40%, through October, 2001....................................................        17,865         21,564
                                                                                       ------------  -------------
Total other long-term debt...........................................................  $  8,999,858  $  10,597,026
Less current installments............................................................       428,792        501,220
                                                                                       ------------  -------------
Other long-term debt, excluding current installments.................................  $  8,571,066  $  10,095,806
                                                                                       ------------  -------------
                                                                                       ------------  -------------

------------------------

(a) In 1995, the Company entered into an unsecured, revolving credit agreement which permitted the Company to borrow up to $6,000,000 at an interest rate that equals the reserve adjusted LIBOR rate (5.28% and 5.91% at December 31, 1998 and 1997) plus 2%. In 1997, the unsecured, revolving credit

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(8) OTHER LONG-TERM DEBT (CONTINUED)
    agreement was amended to permit the Company to borrow up to $10,000,000. The Company must pay a quarterly commitment fee of 1/4 of 1% per annum on the average daily amount of the available revolving credit commitment. As of December 31, 1998, the Company had an outstanding total of $5,500,000, under the revolving credit agreement. Principal payments are not required until maturity on June 30, 2000.

(b) In 1995, the Company entered into a financing agreement with the Company's primary bank and the State of Massachusetts (MIFA Industrial Development Revenue Bonds) that permitted the Company to borrow up to $4,400,000 at the bank's fluctuating seven day interest rate (5.28% and 5.91% at December 31, 1998 and 1997). The Company must pay a monthly commitment fee of 1/12th of one percent (1%) per annum on the average daily stated amount of the letter of credit. The bonds are subject to mandatory redemption through sinking fund installment payments prior to maturity on each June 1 as follows:
    $400,000 for years 1999-2005, and $100,000 for years 2006--2010. At December
    31, 1998 and 1997, the sinking fund balance of $233,333 and $166,667 was included in restricted cash and was not available for operations.

(c) In 1996, the Company borrowed $180,250 under two mortgage loan agreements. The mortgages are payable monthly with interest at 7.75%. At December 31, 1998, a building with a net book value of $190,133 was pledged as collateral for this loan.

    The terms of the various long term debt agreements require, among other things that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures, and the payment of dividends. At December 31, 1998, the Company was not in compliance with one of these covenants. The Company has received a waiver from the bank for this covenant through March 31, 1999. Based on the Company's projections, it believes that it will be in compliance with this covenant as modified by the waiver.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(8) OTHER LONG-TERM DEBT (CONTINUED)

    Maturities of all long term debt are as follows:

                                                         TOTAL      STOCKHOLDERS     OTHER
                                                      ------------  ------------  ------------
Year ending December 31:
  1999..............................................  $    548,619   $  119,827   $    428,792
  2000..............................................     6,184,295      127,155      6,057,140
  2001..............................................       515,393      105,915        409,478
  2002..............................................       503,481       99,034        404,447
  2003..............................................       474,015       74,015        400,000
  Thereafter........................................     1,428,487      128,486      1,300,001
                                                      ------------  ------------  ------------
                                                      $  9,654,290   $  654,432   $  8,999,858
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

(9) EMPLOYEE RETIREMENT PLANS

    The Company maintains a profit sharing plan for the benefit of eligible employees of certain subsidiaries. Contributions are made at the sole discretion of the Board of Directors, but may not exceed the amounts deductible for income tax purposes. Contributions are first allocated based upon an integration with the social security taxable wage base and the remainder based upon total eligible compensation. Retirement plan expense amounted to $0, $138,000, and $0 in the years 1998, 1997 and 1996, respectively.

    The Company also maintains a profit sharing plan, which conforms with
Section 401 (k) of the Internal Revenue Code. Contributions are made exclusively by the participants. The Company does not contribute to the Plan.

    The Company does not provide post-retirement or other post-employment benefits.

(10) INCOME TAXES

    The provision for income tax expense from continuing operations for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                             1998         1997        1996
                                                          -----------  ----------  ----------
Federal:
Current.................................................  $  (101,563) $  727,587  $   18,551
Deferred................................................      353,711      75,737      89,557
                                                          -----------  ----------  ----------
                                                              252,148     803,324     108,108
                                                          -----------  ----------  ----------
State:
Current.................................................      (87,923)    166,815      54,233
Deferred................................................      (42,391)     13,380     (31,268)
                                                          -----------  ----------  ----------
                                                             (130,314)    180,195      22,965
                                                          -----------  ----------  ----------
                                                          $   121,834  $  983,519  $  131,073
                                                          -----------  ----------  ----------
                                                          -----------  ----------  ----------

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(10) INCOME TAXES (CONTINUED)
    Income tax benefit from discontinued operations totaled $2,881,905 and $609,044, respectively, for the years ended December 31, 1997 and 1996.

    Income tax expense from continuing operations for the years ended December 31, 1998, 1997, and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                             1998         1997        1996
                                                          -----------  ----------  ----------
Computed "expected" tax expense.........................  $   161,525  $  835,991  $  108,695
Increase in income taxes resulting from: Nondeductible
  expenses..............................................       26,047      21,130      26,096
State and local income taxes, net of federal income tax
  benefit (where applicable)............................     (118,082)    118,929      15,157
Other, net..............................................       52,344       7,469     (18,875)
                                                          -----------  ----------  ----------
                                                          $   121,834  $  983,519  $  131,073
                                                          -----------  ----------  ----------
                                                          -----------  ----------  ----------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998, and 1997 are presented below:

                                                                        1998         1997
                                                                     -----------  -----------
Deferred tax assets:
  Net operating losses, federal and state..........................  $   550,891  $   474,137
  Accounts receivable principally due to allowance for doubtful
    accounts.......................................................      295,583      137,424
  Inventories, cost capitalization.................................      134,832      133,726
  Intangible assets................................................        5,057       25,850
  Compensated absences, principally due to accrual for financial
    reporting purposes.............................................       65,995       68,237
  Discontinued operations..........................................           --      679,508
  Other accrued expenses...........................................      194,605       42,251
                                                                     -----------  -----------
  Net deferred tax assets..........................................    1,246,963    1,561,133
                                                                     -----------  -----------
Deferred tax liabilities:
  Plant and equipment, principally due to differences in
    depreciation and capitalized interest..........................   (1,221,921)  (1,224,771)
                                                                     -----------  -----------
  Net deferred tax asset...........................................  $    25,042  $   336,362
                                                                     -----------  -----------
                                                                     -----------  -----------

    As of December 31, 1998 and 1997 no valuation allowance has been established relative to the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(10) INCOME TAXES (CONTINUED)
income over the periods, which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                                        1998          1997
                                                                     -----------  ------------
Current deferred tax asset.........................................  $   718,602  $  1,221,135
Non-current deferred tax liability.................................     (693,560)     (884,773)
                                                                     -----------  ------------
Net deferred tax asset.............................................  $    25,042  $    336,362
                                                                     -----------  ------------
                                                                     -----------  ------------

(11) STOCKHOLDERS' EQUITY

    (A) STOCK GRANTS

    Since 1986 the Company has granted 61,992 shares of its common stock to certain key employees. The grants are recorded at net book value, which was considered the fair market value on the date of the grant, as determined by Company management. Granted shares vest 20% per year beginning on the December 31 immediately after the grant. As of December 31, 1998, no shares remain un-vested. No shares were granted in 1998 and 1997. Compensation expense of $0, $4,136, and $8,923, relating to these grants, was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

    (B) STOCK OPTION PLAN

    The Company had three stock option plans in effect at December 31, 1998: The 1993 Employees Stock Option Plan (1993 Plan), the 1995 Employees Stock Option Plan (1995 Plan) and the Non-Employee Directors Stock Option Plan (Directors'
Plan).

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

    At December 31, 1998, there were 60,050 additional shares available for grant under the 1993 Plan, 160,242 additional shares available under the 1995 Plan, and 60,000 shares available under the Non-Employee Directors Stock Option Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.07, $3.63 and $2.48 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: In 1998, expected dividend yield 0%, risk-free interest rate ranging from 4.61% to 5.00%, and an expected life of 5 years. In

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(11) STOCKHOLDERS' EQUITY (CONTINUED)
1997, expected dividend yield 0%, risk-free interest rate ranging from 5.53% to 5.69%, and an expected life of 5 years. In 1996, expected dividend yield 0%, risk-free interest rate ranging from 5.95% to 6.03%, and an expected life of 5 years. The expected volatility rate was 84.4% for all plans in 1988, 88.7% 1997, and 39% in 1996.

    The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           1998         1997          1996
                                                        ----------  ------------  ------------
Net income (loss) from
  continuing                As reported...............  $  356,742  $  1,475,279  $    188,619
  operations                Pro forma.................     100,874     1,407,130       (59,223)
Net income (loss) per
  share                     As reported...............        0.09          0.35          0.05
  --basic and diluted       Pro forma.................        0.02          0.34         (0.01)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The following table summarizes the activity in the Plan:

                                                                                WEIGHTED-AVERAGE
                                                                     NUMBER       OPTION PRICE
                                                                    OF SHARES       PER SHARE
                                                                   -----------  -----------------
Outstanding,
December 31, 1995................................................     160,150       $    5.50
  Granted........................................................      47,950            4.50
Balance,.........................................................          --              --
December 31, 1996................................................     208,100       $    5.27
  Granted........................................................      15,000            3.79
  Forfeited......................................................     (15,200)           5.39
Balance,.........................................................          --              --
December 31, 1997................................................     207,900       $    5.61
  Granted........................................................     199,058            3.20
  Forfeited......................................................     (12,250)           4.83
                                                                   -----------          -----
Balance,
December 31, 1998................................................     394,708       $    4.10
                                                                   -----------          -----
                                                                   -----------          -----

    At December 31, 1998, 1997 and 1996, the number of options exercisable was 394,708, 202,900 and 160,150 with a weighted-average exercise price of $4.10, $5.21 and $5.50.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(11) STOCKHOLDERS' EQUITY (CONTINUED)
    (C) EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees. The ESPP allows eligible employees the right to purchase common stock every eight weeks at 85% of the average market price during the eight week period. As of December 31, 1998 there were 400,000 shares of common stock reserved for the ESPP. The number of shares issued under the plan in 1998 and 1997 were 12,246, and 15,636 shares for $29,711 and $35,773 respectively.

(12) FOREIGN SALES

    The Company's foreign sales are made principally to customers in Europe, South Africa, the Middle East, Mexico, and South and Central America. All foreign sales are payable in U.S. dollars. No single country accounted for more than 5% of the Company's sales. Such sales amounted to $4,505,246, $6,686,274 and $4,092,468 for the years ended December 31, 1998, 1997, and 1996 respectively.

(13) OPERATING SEGMENTS

    The Company organizes its business units into three reportable segments: hot stamp foil, holography and pad printing machinery and supplies. The hot stamp foil segment develops manufactures and distributes value added hot stamping foils, used by the graphic arts, plastic and packaging industries, to decorate or enhance products and their packaging. The holography segment manufactures holographic media used in the packaging and product enhancement industries. The pad print and supplies segment manufactures image transfer equipment, pad printing machinery, screen print systems and printing supplies. The segment's accounting policies are the same as those described in the summary of significant accounting policies except that income tax expense is not allocated to the individual operating segments when determining segment profit or loss. The Company's segments are managed separately, as they require different technologies, offer different products and serve different customers.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(13) OPERATING SEGMENTS (CONTINUED)
    The following table sets forth the twelve months ended December 31, 1998, 1997 and 1996 segment financial information:

                                                                                                 CORPORATE
                                                      HOT STAMP                   PAD-PRINT         AND
                                                        FOIL        HOLOGRAPHY   AND SUPPLIES   UNALLOCATED       TOTAL
                                                    -------------  ------------  ------------  -------------  -------------
Sales to external customers............       1998  $  22,326,349  $  1,825,599   $6,734,187   $          --  $  30,886,135
                                              1997     24,707,905     2,643,741    6,027,836              --     33,379,482
                                              1996     21,769,881     1,434,964    6,487,395              --     29,692,240
Interest expense.......................       1998        577,767        35,160      182,665         (69,327)       726,265
                                              1997        227,000         7,147      169,054              --        403,201
                                              1996        287,800        19,101      292,606              --        599,507
Depreciation and amortization..........       1998      1,233,739       152,412      305,013              --      1,691,164
                                              1997      1,118,001       182,488      300,115              --      1,600,604
                                              1996      1,001,343        76,207      296,756              --      1,374,306
Segment profit (loss)..................       1998      1,799,106      (368,788)    (132,889)       (818,853)       478,576
                                              1997      2,548,772       228,183      212,858        (531,015)     2,458,798
                                              1996        458,478       126,251      263,827        (528,864)       319,692
Segment assets.........................       1998     17,794,165     2,039,784    7,868,264       2,118,659     29,820,872
                                              1997     18,764,401     1,197,670    7,502,841       4,617,138     32,082,050
                                              1996     20,479,835       926,161    7,569,387      11,356,734     40,332,117
Capital expenditures for segment
  assets...............................       1998        525,924       689,321       56,807              --      1,272,052
                                              1997      1,020,313       196,548       88,748              --      1,305,609
                                              1996      1,771,669        53,318      278,913              --      2,103,900

    The corporate and unallocated assets include assets of discontinued operations, notes receivable, income tax receivable, deferred income tax assets and other corporate assets. Assets of discontinued operations were $977,138 in 1997 and $9,827,026 in 1996.

(14) COMMITMENTS

RENTAL COMMITMENTS

    The Company's minimum annual rentals under various non-cancelable operating leases for warehouse space, equipment and autos expiring through 2002 are as follows:

YEAR ENDING DECEMBER 31:
---------------------------------------------------------------------------------------
1999...................................................................................    555,464
2000...................................................................................    425,809
2001...................................................................................    333,154
2002...................................................................................     83,574

    Rental expense under operating leases was $598,000, $516,000, and $438,000 in 1998, 1997 and 1996, respectively.

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(15) BUSINESS AND CREDIT CONCENTRATIONS

    The Company's customers are located primarily throughout the United States. There were no accounts receivable from a customer greater than 5% of the Company's total stockholders' equity at December 31, 1998. In addition, no customer had sales greater than 10% of consolidated sales for the years ended December 31, 1998 and 1997.

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth quarterly financial information for 1998, 1997 and 1996 (in thousands, except for per share data):

                                                                                                   NET INCOME
                                                                                                     (LOSS)       NET LOSS PER
                                                       INCOME (LOSS)     LOSS FROM       NET       PER SHARE:        SHARE:
                                   NET       GROSS    FROM CONTINUING  DISCONTINUED    INCOME      CONTINUING     DISCONTINUED
                                  SALES     PROFIT      OPERATIONS      OPERATIONS     (LOSS)      OPERATIONS      OPERATIONS
                                ---------  ---------  ---------------  -------------  ---------  ---------------  -------------
1998:
  First quarter...............  $   8,291  $   2,412     $     197       $      --    $     197     $    0.05       $      --
  Second quarter..............      7,542      2,348            76              --           76          0.02              --
  Third quarter...............      7,881      2,370           256              --          256          0.06              --
  Fourth quarter..............      7,172      1,917          (172)             --         (172)        (0.04)             --
                                ---------  ---------        ------     -------------  ---------        ------          ------
                                $  30,886  $   9,047     $     357       $      --    $     357     $    0.09       $      --
                                ---------  ---------        ------     -------------  ---------        ------          ------
1997:
  First quarter...............  $   9,801  $   2,472     $     473       $    (238)   $     235     $    0.11       $   (0.05)
  Second quarter..............      7,756      2,473           361             (33)         328          0.09           (0.01)
  Third quarter...............      8,417      2,495           396          (4,365)      (3,969)         0.10           (1.05)
  Fourth quarter..............      7,405      2,160           245            (150)          95          0.06           (0.04)
                                ---------  ---------        ------     -------------  ---------        ------          ------
                                $  33,379  $   9,600     $   1,475       $  (4,786)   $  (3,311)    $    0.09       $   (1.15)
                                ---------  ---------        ------     -------------  ---------        ------          ------
1996:
  First quarter...............  $   7,036  $   1,749     $     (71)      $    (112)   $    (183)    $   (0.02)      $   (0.02)
  Second quarter..............      8,352      2,392           255            (112)         143          0.06           (0.03)
  Third quarter...............      7,619       2350           294            (224)          70          0.07           (0.05)
  Fourth quarter..............      6,685      1,190          (289)           (781)      (1,070)        (0.07)          (0.19)
                                ---------  ---------        ------     -------------  ---------        ------          ------
                                $  29,692  $   7,681     $     189       $  (1,229)   $  (1,040)    $    0.05       $   (0.30)
                                ---------  ---------        ------     -------------  ---------        ------          ------


                                 TOTAL NET
                                  INCOME
                                (LOSS) PER
                                   SHARE
                                -----------
1998:
  First quarter...............   $    0.05
  Second quarter..............        0.02
  Third quarter...............        0.06
  Fourth quarter..............       (0.04)
                                -----------
                                 $    0.09
                                -----------
1997:
  First quarter...............   $    0.06
  Second quarter..............        0.08
  Third quarter...............       (0.95)
  Fourth quarter..............        0.02
                                -----------
                                 $   (0.80)
                                -----------
1996:
  First quarter...............   $   (0.04)
  Second quarter..............        0.03
  Third quarter...............        0.02
  Fourth quarter..............       (0.26)
                                -----------
                                 $   (0.25)
                                -----------

    Basic and diluted net income (loss) per share were the same for all periods presented.

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

    Notes payable-stockholders and other long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the

                         FOILMARK, INC. & SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
Company for similar debt instruments of comparable maturities by the Company's bank. Such fair values approximated carrying values at December 31, 1998 and 1997.

(18) COMMITMENTS AND CONTINGENCIES

    The Company is a defendant in an action alleging failure to pay certain sales commissions. The plaintiff is seeking damages in the amount of $1,582,000. Examination in the case is in the preliminary stages. However, the Company and its counsel believe that its defenses to this action are strong, although no prediction as to the ultimate outcome of the proceeding can be made at this time.

    The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

    The results of operations during fiscal year end 1996 included $305,000 to cover the settlement costs of a group of consolidated lawsuits.

SCHEDULE II

                        FOILMARK, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               COL. B       COL. C                                 COL. F
                                                             BALANCE AT   CHARGED TO      COL. D                 BALANCE AT
                          COL. A                              BEGINNING    COST AND     DEDUCTIONS     COL. E      END OF
                      CLASSIFICATION                          OF PERIOD     EXPENSE         (1)         OTHER      PERIOD
-----------------------------------------------------------  -----------  -----------  -------------  ---------  -----------
For the year ended December 31, 1996:
  Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     149,000      150,000        --           40,000     339,000

For the year ended December 31, 1997:
  Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     339,000       85,000        (76,000)     --         348,000

For the year ended December 31, 1998:
  Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     348,000      119,000       (321,000)     --         146,000

------------------------

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.