Form 10-Q
period 1999-03-31
FOILMARK INC
filed 1999-05-14
CIK 914066

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR


/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------
Commission file number:  0000914066

                                 FOILMARK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                            11-3101034
(State of other jurisdiction of                     (I.R.S. Employer
incorporation of organization)                      Identification No.)

5 Malcolm Hoyt Drive
Newburyport, MA  01950
(Address of principal executive offices) (Zip Code)

                                 (978) 462-7300
               (Registrant's telephone number including area code)

              (Former name, former address, and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
    ----         ----

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
    ----         ----


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                           Outstanding


$0.1 per value Common Stock                     4,183,700

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q


                                                                                                PAGE

      Index                                                                                        2

      Part I - Financial Information:

              Item 1 - Financial Statements
              Consolidated Balance Sheets
               as of March 31, 1999 and
               December 31, 1998                                                                   3

              Consolidated Statements of Operations for
               the Three Months ended March 31, 1999 and 1998                                      4

              Consolidated Statements of Cash Flows for
               the Three Months ended March 31, 1999 and 1998                                      5

              Notes to Consolidated Financial Statements                                         6-7

              Item 2 - Management's Discussion Analysis of
               Financial Conditions and Results of Operations                                   8-10

      Part II - Other Information:

              Item 1 - Legal Proceedings                                                          11

              Item 2 - Changes in Securities                                                      11

              Item 3 - Defaults Upon Senior Security                                              11

              Item 4 - Submission of Matters to Vote of Security Holders                          11

              Item 5 - Other Information                                                          11

              Item 6 - Exhibits and Reports on Form 8-K                                        11-12

      Signatures                                                                                  13

      Schedule of Financial Data                                                                  14



Part I. - Financial Information
Item I. - Financial Statements

                         FOILMARK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              March 31, 1999                  Dec 31, 1998
                                                                                Unaudited                       Audited
                                      ASSETS
Current Assets:
             Cash                                                                  $ 500,972                   $ 237,561
             Accounts receivable - trade  (less allowance for doubtful
               accounts of $249,000 and $146,000)                                  5,603,570                   4,896,086
             Inventories                                                           8,076,181                   8,134,490
             Other current assets                                                    679,320                     748,610
             Deferred acquisition costs                                              514,966                     261,482
             Income tax receivable                                                    51,272                      50,872
             Deferred income taxes                                                   718,602                     718,602
                                                                           ------------------             ---------------
                  Total current assets                                            16,144,883                  15,047,703

             Property, plant and equipment, net                                    8,803,294                   9,088,889
             Bond and mortgage financing costs                                       284,649                     364,226
             Intangible assets, net                                                4,197,770                   4,262,331
             Restricted cash                                                         333,333                     233,333
             Non-current notes receivable                                            799,513                     745,958
             Other assets                                                             75,555                      78,432
                                                                           ------------------             ---------------
                                                                                $ 30,638,997                $ 29,820,872
                                                                           ------------------             ---------------
                                                                           ------------------             ---------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current installments of notes payable- stockholders                   $ 120,810                   $ 119,827
             Current installments of other long-term debt                            414,498                     428,792
             Accounts payable                                                      2,848,350                   2,432,045
             Accrued expenses                                                        983,197                   1,507,514
             Customer deposits                                                       136,163                     167,817
             Income taxes payable                                                    179,725                           -
                                                                           ------------------             ---------------
                 Total current liabilities                                         4,682,743                   4,655,995

Long-term debt
             Notes payable to stockholders, net of current installments              517,612                     534,605
             Other long-term debt, net of current installments                     9,067,478                   8,571,066
                                                                           ------------------             ---------------
                                                                                   9,585,090                   9,105,671

Deferred income taxes                                                                693,560                     693,560

Stockholders' equity:
             Common stock ($.01 par value; 10,000,000 shares
               authorized; 4,183,700 and 4,179,601 shares issued
               and outstanding in 1999 and 1998, respectively)                        41,837                      41,796
             Additional paid-in capital                                           13,440,342                  13,434,445
             Retained earnings                                                     2,195,425                   1,889,405
                                                                           ------------------             ---------------
                                                                           ------------------             ---------------
                 Total stockholders' equity                                       15,677,604                  15,365,646
                                                                           ------------------             ---------------
                                                                                $ 30,638,997                $ 29,820,872
                                                                           ------------------             ---------------
                                                                           ------------------             ---------------


           See accompanying notes to consolidated financial statements

Part I. - Financial Information

                         FOILMARK, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,

                                                                                1999                         1998
                                                                           ---------------             -----------------
Net sales                                                                     $ 8,195,298                   $ 8,290,579
Cost of sales                                                                   5,604,742                     5,878,216
                                                                           ---------------             -----------------

             Gross profit                                                       2,590,556                     2,412,363

Selling, general and administrative expenses                                    1,939,053                     1,912,625
                                                                           ---------------             -----------------

                                                                                  651,503                       499,738
                                                                           ---------------             -----------------
Other income (expense):
             Interest expense - net                                              (165,934)                     (172,212)
             Other income                                                             175                           778
                                                                           ---------------             -----------------
                    Income before income taxes                                    485,744                       328,304

Income tax expense                                                                179,724                       131,322

                                                                           ---------------             -----------------
Net income                                                                      $ 306,020                     $ 196,982
                                                                           ---------------             -----------------
                                                                           ---------------             -----------------

Net income per share - basic and diluted                                        $    0.07                        $ 0.05

Weighted average shares outstanding                                             4,182,588                     4,168,145
                                                                           ---------------             -----------------
                                                                           ---------------             -----------------


           See accompanying notes to consolidated financial statements

Part I. Financial Information

                        FOILMARK, INC., AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    March 31,       March 31,
                                                                                      1999             1998
                                                                                      ----             ----
Cash flows from operating activities:
   Net income from continuing operations                                            $ 306,020        $ 196,982
   Adjustments to reconcile net income to net
    cash provided by operating activities:
             Depreciation                                                             436,287          348,775
             Amortization                                                              79,908           81,426
             Provision for doubtful accounts                                          112,460           14,000
             Deferred taxes                                                                 -           (3,702)
             Changes in assets and liabilities:
                      Increase in accounts receivable                                (819,944)        (672,633)
                      Decrease (increase)  in inventories                              58,309         (670,994)
                      (Increase) decrease in income tax receivable                       (400)         554,886
                      Decrease (increase) in bond and mortgage financing
                            costs and other assets                                    136,397         (498,152)
                      Increase in deferred acquisition costs                         (253,484)               -
                      (Decrease) increase in customer deposits                        (31,654)          83,161
                      (Decrease) increase in accounts payable and
                            accrued expenses                                         (108,012)       1,157,033
                      Increase in income taxes payable                                179,725                -
                                                                             ----------------------------------
                Net cash provided by operating activities                              95,612          590,782
                                                                             ----------------------------------

                Net cash (used in) provided by  discontinued operations               (53,555)          33,498
                                                                             ----------------------------------

Cash flows from investing activities:
             Capital expenditures                                                    (150,692)        (401,229)
             Increase in cash restricted                                             (100,000)        (133,332)
                                                                             ----------------------------------
                Net cash used in investing activities:                               (250,692)        (534,561)
                                                                             ----------------------------------

Cash flows from financing activities:
             Payments of notes payable to stockholders                                (16,010)         (14,592)
             Proceeds of other long term debt                                         500,000                -
             Payments of other long term debt                                         (17,882)         (24,664)
             Proceeds from shares issued under benefit plans                            5,938            4,694
                                                                             ----------------------------------
                Net cash provided by (used for) financing activities                  472,046          (34,562)
                                                                             ----------------------------------

Net increase in cash                                                                  263,411           55,157

Cash - beginning of period                                                            237,561          629,170

                                                                             ----------------------------------
Cash - end of period                                                                $ 500,972        $ 684,327
                                                                             ----------------------------------
                                                                             ----------------------------------

           See accompanying notes to consolidated financial statements

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


1. The accompanying consolidated financial statements of Foilmark, Inc. and subsidiaries (the "Company") for the three months ended March 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K dated March 29, 1999 as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.


2.   On April 23, 1999, following a vote of stockholders described in Part II -
     Item 4, HoloPak Technologies, Inc. merged with and into a wholly-owned subsidiary of Foilmark, Inc. Under the terms of the merger agreement, each of the 3,346,519 issued and outstanding shares of common stock of HoloPak, was converted into the right to receive 1.11 shares of Foilmark common stock and $1.42 in cash. Effective April 23, 1999, the Board of Directors of Foilmark amended Foilmark's By-laws to change its fiscal year end from December 31 to June 30 of each year. Foilmark intends to file a transition report on Form 10-K for such transition period. See Foilmark's Current Report on Form 8-K filed with the Commission on May 5, 1999 for a more detailed description of the merger.


3. The classification of inventories as of March 31, 1999 and December 31, 1998 was as follows:


                                        March 31, 1999                December 31, 1998
                                         (Unaudited)                      (Audited)
                                         ----------                       ---------
     Raw Materials                         $1,704,074                     $1,893,978

     Work in Progress                       2,027,121                      2,000,185

     Finished Goods                         4,344,986                      4,240,327
                                          -----------                    -----------

                  Total                    $8,076,181                     $8,134,490
                                          -----------                    -----------
                                          -----------                    -----------


4. The following table sets forth the segment financial information for the three months ended March 31, 1999 and 1998:


                                         Hot Stamp                      PAD-Print And     Corporate And
                                            Foil        Holography         Supplies         Unallocated      Total
                                            ----        ----------         --------         -----------      -----
Sales to External Customers    1999       5,537,839        814,433         1,843,026            ---         8,195,298
                               1998       6,528,277         83,029         1,679,273            ---         8,290,579

Segment Profit                 1999         514,061       (173,541)          270,575          (125,351)       485,744
                               1998         770,882       (319,336)          (99,789)          (23,453)       328,304

5. Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

The following discussion and analysis includes certain forward-looking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Such forward-looking statements are based on current expectations and actual results may differ materially.


RECENT INFORMATION

The merger between a wholly-owned subsidiary of Foilmark, Inc. and HoloPak Technologies, Inc. previously announced on November 17, 1998 was completed on April 23, 1999. Under the terms of the merger agreement, each of the 3,346,519 issued and outstanding shares of the HoloPak common stock, was converted into the right to receive 1.11 shares of Foilmark Common Stock and $1.42 in cash.

RESULTS OF OPERATIONS

NET SALES for the three months ended March 31, 1999 were $8,195,298, a decrease of $95,281 or 1.1% from the comparable three months ended March 31, 1998. The decline in net sales was a result of the continuing weak demand in the standard hot stamping foil product line combined with ongoing pricing pressures. For the three months ended March 31, 1999, revenues for hot stamping declined by $990,438 from the 1998 first quarter. This decline was offset by a $731,404 increase in sales of holographic products and a $163,753 increase in sales of pad-print machines and supplies.

The increase in holographic sales was due to increased demand for holographic base film used in product packaging. Demand for pad-print machines and supplies improved in the first quarter of 1999 compared to the first quarter of 1998, resulting in the sales increase.


GROSS PROFIT - increased by 7.4% to $2,590,556 for the three months ended March 31, 1999; compared to $2,412,363 for the three months ended March 31, 1998. The increase in gross profit of $178,193 on a 1.1% decline in net revenues resulted in a gross profit of 31.6% in 1999 compared to 29.1% in 1998.

The increase in gross profit was primarily a result of the cost reduction program in hot stamping and holographic foils which began in the second half of 1998, as well as the increased efficiency in pad-printing machinery manufacturing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - remained relatively stable in the first quarter 1999 at $1,939,053; an increase of $26,428 compared to the three months ended March 31, 1998. Most of the expenses were either the same or less than the comparable 1998 three-month period with the exception of legal and professional fees, which increased by $90,415 offset by a reduction in insurance expense. This increase was primarily due to certain consulting fees in the area of tax planning.


OPERATING INCOME - increased to $651,503 for the three months ended March 31, 1999, compared to $499,738 for the three months ended March 31, 1998. The increase of $151,765 in operating income was primarily attributable to improvements made in the pad-printing machinery and supplies product line and the increase in gross margins from the foil and holographic product lines due to the effectiveness of the cost reduction program, which began in the second half of 1998.

INTEREST EXPENSE - declined by $6,278 to $165,934 for the three months ended March 31, 1999 compared to $172,212 for the comparable 1998 period. The decrease in interest expense resulted from a reduction in the principal amount of long-term debt at March 31, 1999, compared to March 31, 1998.


INCOME TAX EXPENSE - Provision for income taxes for the three months ended March 31, 1999 was $179,724 based on income before taxes of $485,744 as compared to $131,322 on pre-tax income of $328,304 for the three months ended March 31, 1998. The effective tax rate used was 37.0% and 40% respectively, for the 1999 and 1998 first quarter. The decrease in the effective tax rate is due to a reduction in state income taxes.


NET INCOME AND EARNINGS PER SHARE - were $306,020 or $0.07 per share for the three months ended March 31, 1999, compared to $196,982, or $0.05 per share, for the same period in 1998. All earnings per share are basic and fully diluted. The improvement in net income in 1999 compared to 1998 was primarily attributable to the pad-printing machinery product line, which operated profitably in this quarter, reversing the prior years' loss. The hot stamping foil product line also operated profitably in the 1999 first quarter with similar earnings to the 1998 first quarter on lower sales volume.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had a total of $6,000,000 outstanding under its revolving line of credit of $10,000,000. The balance of $4,000,000 that remained on the revolving credit line at March 31, 1999 was used to pay the cash portion of the merger consideration to HoloPak stockholders after April 23, 1999, with the balance coming from working capital of the combined businesses. The Company was in full compliance with all of the financial covenants under the revolving line of credit at March 31, 1999.

The Company expects to renegotiate the credit facility with its banks prior to June 30, 1999 to provide for an additional line of credit for working capital purposes and an additional credit line for future capital expenditures. The Company expects that cash from operations and the additional credit facility will be sufficient to meet its operating needs for the foreseeable future.

OTHER MATTERS

Year 2000 - Management believes that substantially all of its computer systems, including those HoloPak, are, or will be, Year 2000 compliant. The Company has performed an assessment of its Year 2000 readiness and established an implementation plan to address Year 2000 issues. The areas assessed were the Company's financial, operational and information systems. The majority of the Company's products do not include software, or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant.

As a result of the assessment phase, the Hewlett-Packard Unix platform, on which the Company operates its software, needs an upgrade in order to be Y2K compliant. The Company is upgrading the HP Unix server to increase speed, performance, and Y2K compliance, as well as to move HoloPak over to the same platform. The new server is installed and will be tested and operational in the second quarter of 1999. The cost of the server was $100,000. As a result of the recent acquisition of HoloPak, the Company has decided to implement a new software application, which is Y2K compliant. The cost of the software is $264,000. It is to be installed and tested in the third quarter of 1999. The Company currently does not believe that any future costs necessary to ensure the Company's Y2K readiness will have a material effect on its business, results of operations, or financial condition.

None of Foilmark's or HoloPak's manufacturing equipment or products are date-sensitive. Hot stamping foils and supplies have no computerized equipment embedded in them, and pad-printing machines have no date-sensitive embedded microprocessors. The Company's new network hardware and software is fully compliant and not date-sensitive.

Foilmark has sent out Y2K questionnaires to suppliers, customers and critical service providers. Evaluations of Foilmark's and HoloPak's critical suppliers will be completed by June 30, 1999. Although Foilmark cannot control external suppliers' and customers' ability to be Y2K compliant, it can certainly express its concerns for not being compliant. The questionnaire assesses whether the suppliers and customers are compliant and whether and to what extent they will be compliant prior to January 1, 2000. If respondents indicate non-compliance, Foilmark intends to assess the consequences and include any steps it deems necessary in its contingency plan, which is expected to be completed not later than September 30, 1999.

Y2K compliance has been a senior management priority for some time. The Company believes that it has state-of-the-art technology which will not require as comprehensive a program as compared to older systems used by other companies. Nevertheless, the Company cannot reasonably predict the effect on its operations if customers, vendors and service providers are not Y2K compliant. Although senior management does not think this will be the case, the Company's business could be negatively affected in the first quarter of 2000 results if its customers, vendors or service providers are not Y2K compliant.

PART II - OTHER INFORMATION

      Item 1 -     Legal Proceedings                             Not Applicable

      Item 2 -     Changes in Securities                         Not Applicable

      Item 3 -     Defaults Upon Senior Security                 Not Applicable

      Item 4 -     Submission of Matters to Vote
                   of Security Holders

                   On Wednesday, April 21, 1999, a Special Meeting of Stockholders (the "Special Meeting") of Foilmark, Inc. ("Foilmark") was held at which holders of Foilmark common stock voted to approve: (i) the issuance of up to 3,715,935 shares of Foilmark common stock to HoloPak Technologies, Inc. ("HoloPak") stockholders in connection with the merger of HoloPak with and into Foilmark Acquisition Corporation, a wholly owned subsidiary of Foilmark ("Proposal No. 1"); and
                   (ii) an amendment to Foilmark's certificate of incorporation to increase the number of authorized shares from 10,000,000 to 15,000,000 ("Proposal No. 2"). Holders of 2,991,781 shares of Foilmark common stock voted for Proposal No. 1, holders of 196,371 shares of Foilmark common stock voted against Proposal No. 1, and holders of 2,566 shares of Foilmark common stock abstained from voting on Proposal No. 1. There were no broker non-votes with respect to Proposal No. 1.

                   Holders of 2,992,097 shares of Foilmark common stock voted for Proposal No. 2, holders of 198,171 shares of Foilmark common stock voted against Proposal No. 2, and holders of 450 shares of Foilmark common stock abstained from voting on Proposal No. 2. There were no broker non-votes with respect to Proposal No. 2.

                   A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 5, 1999, which describes the merger in more detail. This report and the information contained therein is incorporated herein by reference to such filing.

                   The Special Meeting was adjourned and reconvened on Friday, May 7, 1999, at which time Foilmark stockholders voted to approve: (i) an amendment to Foilmark's certificate of incorporation to remove article eight of the certificate ("Proposal No. 3"); and (ii) an amendment to Foilmark's certificate of incorporation to remove article nine of Foilmark's certificate ("Proposal No. 4").

                   Holders of 3,350,099 shares of Foilmark common stock voted for Proposal No. 3, holders of 233,637 shares of Foilmark common stock voted against Proposal No. 3, and holders of 6,791 shares of Foilmark common stock abstained from voting on Proposal No. 3. There were no broker non-votes with respect to Proposal No. 3. Holders of 3,349,109 shares of Foilmark common stock voted for Proposal No. 4, holders of 235,927 shares of Foilmark common stock voted against Proposal No. 4, and holders of 5,491 shares of Foilmark common stock abstained from voting on Proposal No. 4. There were no broker non-votes with respect to Proposal No. 4.

      Item 5 -     Other Information   Not Applicable

      Item 6 -     Exhibits and Reports on Form 8-K

                           a.  Exhibits

                               Exhibit 3.3 Certificate of Amendment to Second Amended and Restated
                                             Certification of Incorporation
                                             of Foilmark, Inc.
                           b.  Report on Form 8-K                   None

                                                                     EXHIBIT 3.3
                            CERTIFICATE OF AMENDMENT

                                       OF

            SECOND AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                                 FOILMARK, INC.


     Foilmark, Inc. ("Foilmark"), a corporation organized under and by virtue of the General Corporation Law of the State of Delaware, as amended,

     DOES HEREBY CERTIFY:

     FIRST: That the Board of Directors of Foilmark, by unanimous written consent of its members, filed with the minutes of the Board, adopted resolutions proposing and declaring advisable the following amendments to the Second Amended and Restated Certificate of Incorporation of Foilmark:

RESOLVED:  That Foilmark's Second Amended and Restated Certificate of
           Incorporation be amended by the filing of the Certificate of Amendment pursuant to which article eight shall be removed.

RESOLVED:  That Foilmark's Second Amended and Restated Certificate of
           Incorporation be amended by the filing of the Certificate of Amendment pursuant to which article nine shall be removed.

RESOLVED:  That Foilmark's Second Amended and Restated Certificate of
           Incorporation be amended by the filing of the Certificate of Amendment pursuant to which article ten shall be renumbered to be article eight.

     SECOND: That at the Special Meeting of Stockholders of Foilmark, the stockholders have voted in favor of the said amendments in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware, as amended.

     THIRD: That the aforesaid amendments were duly adopted in accordance with the applicable provisions of Section 228 of the General Corporation Law of the State of Delaware, as amended.

     IN WITNESS WHEREOF, the undersigned has executed this Certificate of Amendment of Foilmark, under penalties of perjury, this 7th day of May 1999.


                                           /s/ Frank J. Olsen, Jr.
                                          ----------------------------------
                                          Frank J. Olsen, Jr.
                                          President and Chief Executive Officer

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          FOILMARK, INC.
                                          (Registrant)



Date:  May 13, 1999                        /s/ Frank J. Olsen, Jr.
                                          -------------------------------------
                                          Frank J. Olsen, Jr.
                                          President and Chief Executive Officer





Date:  May 13, 1999                        /s/ Philip Leibel
                                          --------------------------------------
                                          Philip Leibel
                                          Vice President (Finance) and
                                          Chief Financial and Accounting Officer