Form 10-K
period 1999-06-30
FOILMARK INC
filed 1999-09-28
CIK 914066

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  / /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                       or

  /X/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24234

                            ------------------------

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                 FOILMARK, INC.

             (Exact name of registrant as specified in its charter)

        DELAWARE               11-3101034
    (State or other           (IRS Employer
      jurisdiction         Identification No.)
   of incorporation)

             5 MALCOLN HOYT DRIVE, NEWBURYPORT, MASSACHUSETTS 01950
                    (Address of principal executive offices)

                                 (978) 462-7300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.01 PAR VALUE
                                 Title of Class

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    / /  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of September 15, 1999 was $18,817,589.

    The number of shares outstanding of the registrant's common stock at September 15, 1999--7,899,956

                       Exhibit Index Located on Page--19

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1  BUSINESS

GENERAL

    Unless the context otherwise requires, all references to the Company, Foilmark or FM shall mean Foilmark, Inc., a Delaware Corporation, and its consolidated subsidiaries. In April 1999, the Board of Directors of Foilmark approved a change in fiscal year end from December 31 to June 30. References to fiscal 1999 or fiscal year 1999 refer to the Company's fiscal year ended June 30, 1999. References to fiscal 1997 or fiscal 1998 refer to the Company's fiscal years ended December 31, 1997 or December 31, 1998, respectively, a twelve-month period.

    Foilmark, Inc., is one the largest manufacturers and distributors of hot stamp foil and holographic foil and film in the United States. The Company is also a major manufacturer of laminated foil and direct metallized paper in Canada. The Company's products are used to enhance the appearance and perceived value of consumer packaging and products.

    "Hot stamping" is the term that describes a decorating or enhancement process performed by transferring through heat and pressure a series of coatings from a film carrier to the surface of a product. The Company manufactures the hot stamping foils by coating polyester film in a multi-step process. The coated side of the foil is placed against the surface to be stamped. An application machine then presses a heated die or roller against the opposite side of the carrier film to transfer and affix the design and, if desired, to add texture to the design. This process requires a stamping machine, stamping die or roller, a support and locating device for the item to be marked or decorated and stamping foil.

    Hot stamping foils are designed to meet specific customer requirements and may consist of a single color product, such as metallized gold used for embossed lettering, or multi-color patterns and complex holographic (or diffractive) designs. The foils are applied to a wide variety of products for enhancement or decorative purposes and product labeling, which increases shelf appeal at point-of-sale. The Company supplies foil to its customers who then hot stamp it on to their products such as greeting cards, hardback and paperback book covers, wine labels, cosmetic and other paper and plastic packaging.

    Holographic foils and films produced by the Company are made by embossing a hologram into technically advanced base films specially designed for this application. Holograms, which are difficult to duplicate, make holographic foil useful as a security device for transaction cards, driver's licenses, collectible items, checks, event tickets, currency, government documents and other items which are easy to counterfeit. The distinctive appearance of holograms and holographic patterns also makes this type of foil appealing as a means to increase the visibility of consumer packaging.

    Lamination products include metallic foils and films that are laminated to paper and paperboard. These products are sold to manufacturers who print over the metallic surface, giving the product a metallized exterior that improves shelf appeal. Laminated products can be used in lieu of or in conjunction with selective hot stamping. Holographic embossed films are also laminated to paper or board, creating a dynamic effect. The Company also manufactures metallized papers. These products are used for labels on such items as beverage containers. These products can also be laminated to board stock.

    The Company was originally organized as Kensol-Olsenmark, Inc., in New York in 1924 and manufactured (i) marking devices and indelible inks for the laundry, fur and shirt industries and (ii) hot stamping machinery--and later marketed plastic decorating equipment and supplies. In 1977, Foilmark Manufacturing Corporation was incorporated as a separate company to manufacture hot stamping foil. Kensol-Olsenmark, Inc., began making dies and related tooling in June 1991.

    In 1992, the Company acquired Franklin Manufacturing Corporation, a foil stamping machinery manufacturer, based in Norwood, Massachusetts. This acquisition enabled the Company to produce specialized machines targeted at the label and credit card industries. In December 1994, the Company's machine manufacturing operations were consolidated in Norwood, Massachusetts. In June and

August 1997, respectively, the Melville, New York, and Norwood, Massachusetts, properties were sold, and the majority of the proceeds were used to reduce bank debt. In October 1997, the Company discontinued manufacturing the Kensol and Franklin hot stamping equipment in order to focus on its hot stamping foil and holographic film products and its pad printing machinery and supply business segments. The hot stamping equipment product line, consisting of vertical stamping presses and the Kensol and Franklin names, was sold in December 1997. In February 1998, the credit card and chain-operated machinery product line was sold. The Company ceased manufacturing hot stamping machines at the end of December 1997, except to fill existing purchase orders received prior to October 15, 1997. The hot stamping machinery product line is presented as discontinued operations for the year ended December 31, 1997.

    In November 1994, the Company purchased its West Coast foil distributor, West Foils, Inc., for stock and cash. This acquisition allowed the Company to increase its penetration and market share in this large and important territory.

    In August 1995, the Company acquired substantially all of the assets of Imtran Industries, Inc., a Newburyport, Massachusetts-based manufacturer of pad printing equipment and related supplies, for a combination of cash and stock. The acquisition allowed Foilmark to enter into the pad printing field, a marking/enhancement process in which ink decoration is applied to products and packaging.

    Effective July 1, 1998, the Company effected a corporate reorganization whereby Imtran Foilmark, Inc., and Foilmark Manufacturing Corporation, Delaware corporations and wholly owned subsidiaries of Foilmark, merged with and into Olsenmark, Inc., a Delaware corporation and a wholly owned subsidiary of Foilmark. The survivor, Olsenmark, Inc., changed its name to Foilmark Manufacturing Corporation. In addition, West Foils, Inc., a wholly owned subsidiary of Foilmark, merged with and into Foilmark, effective July 1, 1998.

    During the first half of 1998, Foilmark reviewed its competitive position in the hot stamp foil and holographic media markets. Foilmark believed that it needed to broaden its product line and add critical mass to be more competitive. The industry was examined to determine if there was a potential merger partner that would meet Foilmark's strategic requirements.

    HoloPak emerged as the primary candidate for several reasons. First, HoloPak's hot stamp foil product line in the graphic arts market was complementary to Foilmark's. Foilmark's strength is in the area of high-volume gold and silver metallic foils, whereas HoloPak's strengths are metallic colors. Secondly, HoloPak's holographic product line includes security products and diffractive hot stamp foils not produced by Foilmark. Thirdly, HoloPak's line of printed products, such as pattern foils and wood grains, are sold into markets that Foilmark does not service. Finally, HoloPak, through its Alubec facility, manufactures film laminates and metallized paper, which can be marketed to Foilmark's customers. HoloPak's manufacturing capacity could permit Foilmark to become the low-cost producer for holographic film products, which are typically laminated to board or paper prior to use. Foilmark believes that lowering costs for holographic media will drive usage in the very large packaging industry.

    The merger of the two Companies also presented opportunity to reduce costs through the elimination of duplication in a combined organization and other synergistic savings. On November 17, 1998, the Companies signed a definitive agreement for Foilmark to acquire HoloPak.

    On April 23, 1999 (the "Transaction Date"), HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak's two core operating subsidiaries are Transfer Print Foils, a New Jersey-based manufacturer of hot stamp foils and holographic security products and Alubec Industries, a Montreal-based manufacturer of film/foil laminates and metallized paper. Since April 23, 1999, HoloPak has operated as a wholly owned subsidiary of Foilmark. HoloPak stockholders received a total of 3,715,935 shares of Foilmark common stock plus $4,753,718 in cash.

    In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end December 31 to June 30. The change was made in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The June 30 fiscal year will facilitate reporting in future periods. The change became effective for the six months ended June 30, 1999 and is considered the transition period. Management's discussion and analysis of financial condition and results of operations compares the six months ended June 30, 1999 and 1998, respectively, and the year ended December 31, 1998.

PRODUCTS AND PROCESSES

    HOT STAMPING FOILS--Sales of hot stamping foils represented $14.0 million, or 61%, of the Company's net sales in 1999, compared to $22.3 million, or 72%, of the Company's net sales in 1998 and $11.9 million, or 75%, of net sales for the six months ended June 30, 1998. Hot stamping foil is used for decorative and marking purposes on a wide array of products, including packaging, book covers, wine labels, greeting cards, credit cards, toys and automotive and appliance components.

    The Company's foil products currently include (i) metallized foil (metallic effect); (ii) pigmented foil (solid colors); (iii) diffraction or "prismatic" foil (shattering effect); (iv) holographic foil (three-dimensional effect); (v) printed pattern foils (for the picture frame and graphic arts industry); (vi) wood-grain foil (for furniture components and automobile interiors); (vii) extrusion applications (for vertical window coverings); and (viii) specialty coated films.

    Foilmark manufactures hot stamp foils in its Newburyport, Massachusetts, and East Brunswick, New Jersey, plants. Metallized hot stamping foils, in their simplest form, are constructed by applying a series of thin coatings to a polyester film carrier. These coatings consist of a release coat and color coat (commonly called the topcoat). More advanced, high performance products have more complex topcoats. The coatings are then vacuum metallized with a thin layer of aluminum, or chrome, for those products with a metallic effect. The final coating step is to apply an adhesive coat (also known as a "sizing coat"). An image is embossed into the coatings prior to the adhesive step to create diffraction and holographic foils. The construction of the composite and the number of layers varies slightly, according to the final application. Most products are converted by either slitting or cutting to customer specifications as a last step prior to shipment.

    HOLOGRAPHIC FOILS, FILMS AND LAMINATION PRODUCTS--The Company is one of the leading producers of holographic foil and films in the United States. These products, which are vacuum-coated products embossed with two-dimensional and three-dimensional images, represent the fastest growing segment of the market. Holographic foils are used in a variety of decorative applications on packaging, graphics and plastic products. In addition, holographic foils are used on products such as transaction cards and licenses and are also used on high-value product packaging and labels that require anti-counterfeiting protection. The Company has developed production methods that permit the mass replication of high-quality holographic images on foil in a secure environment. Holographic films are laminated to paper or paperboard for value added folding cartons or packaging applications. The films' ability to be heat-sealed offers other opportunities in the field of flexible packaging.

    A hologram is originated by creating a master image through split beam laser photography. The master image is provided to the Company by the customer or produced by an independent holographer. Once the master image is created, the Company produces shims or embossing cylinders that are used to replicate the holograhic image. The final step in the process uses the shims or cylinders to emboss the image into specially formulated hot stamping foil or films, designed to accept the image. The Company has the ability to manufacture high-resolution security holograms using highly proprietary computer-driven origination equipment. The Company also has proprietary technology for the manufacture of seamless (no shim line) holographic films.

    When a hologram is viewed from different angles, features of the depicted object can be seen that would not be possible in a photograph. Identification of an authentic hologram when used as a security device is convenient and inexpensive and can be done by sight without any special machinery. Moreover, high-security holograms can also be produced to carry information that is readable only with the aid of special devices. The high degree of technological skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices.

    The visual appeal and uniqueness of holograms also make them ideal for many graphic applications on paper and plastic-based products. The Company has continued to supply holographic foils for use on products such as greeting cards, ribbon for gift packaging, folding cartons, flexible packaging, recognition products (trophies) and paperback books. The Company believes that there is potential for significant growth in this area as additional holographic products are developed and advances in the replication of holograms lead to lower production costs, thus making holographic foil practical for additional applications.

    Due to the synergy between the laminated products manufactured by the Company's subsidiary, Alubec Industries, and the holographic films, the sales numbers include these products. Alubec's product line includes both foil and film laminates. In both cases, the foil or film is laminated to paperboard or paper. Depending on the end use, the products are then coated or treated to ensure ink adherence as the customer prints over these surfaces. Alubec is the only North American laminator to have in-house vacuum metallizing capabilities. This lowers Alubec's cost while improving lead-time. The infrastructure at Alubec also allows for the manufacture of direct metallized paper. The Company is in the process of introducing metallized paperboard to the market. Significant growth is expected in the area of holographic film laminates as the Company leverages its position as the only manufacturer of both holographic films and lamination products.

    Holographic foils, films and lamination products represented $5.4 million, or 23%, of the Company's net sales in 1999, compared to $1.8 million, or 6%, or the Company's net sales in 1998 and $450,000, or 3%, of net sales for the six months ended June 30, 1998.

    PAD PRINTING MACHINERY AND PRINTING SUPPLY PRODUCTS--Pad printing machines, and printing supplies constituted $3.8 million, or 16%, of the Company's net sales in 1999, compared to $6.7 million, or 22%, of the Company's net sales in 1998 and $3.5 million, or 22%, of net sales for the six months ended June 30, 1998.

    Foilmark manufactures its line of Imtran pad printing equipment and supplies in Newburyport, Massachusetts. The Company's line of equipment consists of three standard models, as well as customized systems designed for specific applications. The prices for the Company's standard machines range from $7,000 to $24,000, and from $20,000 to $200,000 for customized systems. Standard presses are used to apply images from a dot to 10" X 10". Customized systems include machines with automatic feeding devices such as shuttles, turntables and carousels. They also include multiple-headed and advanced automation machines.

    Imtran also manufactures and distributes a full range of printing supplies for pad printing and hot stamping. These products include printing plates and pads, inks, hot stamping dies, rollers and tooling. These items can be used on any pad print and hot stamp machinery. Imtran is vertically integrated from an in-house art department through all manufacturing steps. These supply items represent a continuing revenue stream after fulfillment of machinery orders.

SALES, MARKETING AND CUSTOMERS

    The Company has 21 full-time outside sales representatives and one domestic manufacturer's representative (who is compensated on a commission basis), along with 29 inside sales support personnel. The Company markets its products and services by way of industry trade shows, advertising, public relations, telemarketing, direct mail and the Company's Internet web site.

    The Company has a diverse customer base and markets its hot stamp foil, holographic foil and film, lamination products and metallized paper to customers with a broad range of consumer products. The Company's products are sold to more than 3,500 active customers worldwide, ranging from small companies to Fortune 500 companies. No single customer accounted for more than 7% of total net sales of foil, holographic products, pad print machines or printing supplies in fiscal 1999. Of the largest 15 customers, 13 have been customers for five or more years. Distributors sell the Company's products worldwide on terms of either letters of credit or open account. The Company has worked with distributors, both on an exclusive and nonexclusive basis, respectively, for periods ranging from 2 to 15 years.

    The Company sells its foil through a direct sales force and indirectly through distributors. No foil customer accounted for more than 4% of total net foil sales in fiscal 1999. One holographic customer accounted for 15%, and three customers accounted for 41% of holographic sales, respectively, in fiscal 1999. Hot stamping foils and holographic products manufactured by the Company are sold domestically, and under private label, by distributors. Terms of sales for hot stamping foils and holographic products are typically "Net 30."

    The Company sells its pad printing machinery directly or through manufacturer's representatives. No pad-printing customer accounted for more than 7% of total net sales of machines in 1999. Terms of sales for machines are typically 30% down, 60% prior to shipment and the balance "Net 30" days.

    Backlog does not play a significant role in the sale of foil, although it has some significance in the sales of holographics and machinery, due to the longer time required in the manufacturing process of these products.

FOREIGN SALES

    The Company's foreign sales are made principally to customers in Canada, Western and Eastern Europe, South Africa, the Middle East, Mexico, South America and Central America. During the fiscal year ended December 31, 1997, approximately $1.9 million of special machinery was shipped to China North Industries under a contract to supply equipment to manufacture, convert and apply hot stamping foils and holographic products. The Company will not solicit this type of business in the future, as it is not within the scope of the Company's standard product line. The sale to China North Industries accounted for 6% of the Company's total sales in 1997 and 29% of the Company's foreign sales.

    All foreign sales are payable in US dollars, and, therefore, settlement amounts do not fluctuate with changes in exchange rates. No single country accounted for more than 9% of the Company's sales in fiscal 1999.

                                                                         TOTAL FOREIGN
YEAR                                                                         SALES          PERCENT OF COMPANY SALES
---------------------------------------------------------------------  -----------------  -----------------------------
1999 (6 months)......................................................    $   4,362,000                     19%
1998.................................................................        4,505,000                     15%
1997.................................................................        6,686,000                     20%
1996.................................................................        4,092,000                     14%

RESEARCH AND DEVELOPMENT

    The Company's research and development program is devoted to the development of new products, applications and improved processing techniques and quality control. In addition, the R & D Department frequently works closely with customers to develop unique products that can be exclusively marketed by that customer. The department consists of a team of 26 chemists, engineers and technicians. The Company expenses its research and development costs as incurred. Such expenses, including personnel costs, amounted to $540,000, $374,000, and $290,000, respectively, in each of the fiscal years ended December 31, 1997 and 1998 and June 30, 1999.

    The Company owns certain US patents dealing with a range of products and processes, including hot stamping foil and embossing. While patents for foil are valued possessions, enforcement is difficult. For this reason, management believes that its proprietary formulas and manufacturing technology are equally or more valuable than patents. Accordingly, the Company relies upon trade secrets and other proprietary information in its development activities.

COMPETITION

    The product enhancement industry in which the Company competes includes a large number of foreign and domestic competitors. The Company estimates that product sales in the worldwide market in which Foilmark presently competes is $900 million in annual global sales of foil, $250 million in annual domestic sales of film/foil laminates and metallized paper and $230 million in annual global sales of holographic security and media products. In the foil, film and holographic industry, the Company competes with approximately 20 manufacturers and believes its sales accounted for 5% of the global market.

    In the global hot stamp foil industry, the Company competes with approximately 20 manufacturers. Competition is based on variety and quality of products, service and price. Due to its breadth of product range, the Company competes in both the high value segment of the market, as well as the high volume lower price segment of the market.

    Some of the Company's competitors have greater financial resources, while other competitors, especially foreign, may have lower cost structures or exchange rates that may affect the Company's competitive position. However, the Company believes that its product quality, long-standing customer relationships, proprietary machinery and processes and continuity of experienced management and personnel are competitive advantages.

    The hot stamp and holographic industries in general have certain technological and economic barriers to entry. The Company's equipment and processes for the production of hot stamp foils and holographic foils have been developed over years of research and development effort and require a blend of art and chemistry based on years of experience working with foils for a broad range of applications. Also, the capital equipment that is required to effectively produce hot stamping and holographic foil is extremely costly. The manufacturing infrastructure for the production of hot stamping and holographic foils also requires large capital expenditures for the construction of additional equipment to comply with federal, state and local environmental laws and regulations which may deter new entrants from commencing the production of hot stamping foils.

    The market for holographic foils and films is relatively new and has been developing quickly over the last several years. The Company is one of the leading producers of holographic foils/films in the United States. The Company believes that there are currently four other significant domestic producers of holographic foils/films, as well as foreign producers of these products. The Company has invested significant time and effort developing processes and machinery for the production and embossing of holographic foils and films, which, management believes, gives it certain competitive advantages.

    The laminated foil/film and metallized paper markets are highly competitive. This competition is based on product performance, service and price. There are four significant lamination competitors and two significant metallized paper competitors in the United States and Canada. Most of these companies are large and have greater financial resources than the Company.

    Foilmark estimates that the domestic market for pad printing equipment and printing supplies is more than $100 million. In this market segment, the Company competes with 10 primary competitors and several smaller companies and believes that it supplies approximately 5% of the domestic market.

RAW MATERIALS AND SUPPLIES

    The Company is not dependent upon any one supplier for any of its raw materials. The Company purchases polyester film, the main component of its foil products, from a variety of different suppliers. All raw materials used in manufacturing foil and other products manufactured by the Company are readily available on terms favorable to the Company.

    The Company purchases from suppliers on a purchase order basis and, consequently, has no long-term supply contracts.

SAFETY AND ENVIRONMENTAL MATTERS

    The Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for treatment, storage and disposal of solid hazardous wastes. The Company believes that it is in material compliance with all applicable environmental laws and regulations relating to its material business operations.

    The Company through its subsidiary, HoloPak Technologies, Inc. ("HoloPak") is currently involved in two environmental cleanup proceedings as a result of waste delivered to large recyclers. These proceedings arose prior to the acquisition of HoloPak. One matter involves the clean up of a New Jersey landfill (the "New Jersey Cleanup"). The New Jersey Cleanup has been divided into two parts. In the first part, HoloPak's subsidiary, Transfer Print Foils, Inc. ("TPF") was joined in a federal action with numerous other parties. The first part was settled at no cost to TPF because the $132,000 portion of the total settlement that was allocable to TPF predecessor and was paid by such predecessor's insurance coverage. In the second part of the New Jersey Cleanup, the United States Environmental Protection Agency (the "EPA") has requested over 300 potentially responsible parties ("PRPs") to offer a proposal for groundwater remediation. The EPA has estimated the cost of such remediation at $10 million to $12 million. There can be no assurance that the predecessor's insurance coverage that was available for the first part of the New Jersey Cleanup will be available for the second part. Although each PRP is jointly and severally liable for all such cleanup costs, the Company does not anticipate that the final outcome of this second part of the New Jersey Cleanup will have a material adverse effect on the Company.

    In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including TPF, that they may be liable as PRPs for clean up of a Pennsylvania landfill that has soil and groundwater contamination (the "Pennsylvania Cleanup"). The Company believes that any waste that its subsidiary allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site by the over 1,000 parties alleged to have disposed of waste at the landfill. In February 1997, HoloPak entered into a Buyout Agreement with PADER in which HoloPak paid approximately $39,000 to settle its obligations in this matter. The Company has made a claim under the terms of the Environmental Indemnification Agreement (as defined below) for the costs associated with this matter.

    The Buyout Agreement with PADER contains a re-opener provision in the event that the cost of the remedial plan approved by PADER exceeds $30 million. PADER has not estimated the total cleanup costs of the landfill. As with the New Jersey Cleanup, the Company does not anticipate the final outcome of the Pennsylvania Cleanup will have a material adverse effect on the Company, even though HoloPak and every other PRP in the Pennsylvania Cleanup may be jointly and severally liable for all cleanup costs.

    In addition, HoloPak is involved in the remediation of ground water contamination at one of its facilities in East Brunswick. The cleanup is being supervised by the Bureau of Underground Storage Tanks (BUST). BUST has approved a Natural Remediation Compliance Plan to remediate the groundwater contamination. Sampling to date has left doubt on the effectiveness of natural remediation in removing the source, leading to the possibility of requiring a more active approach (soil excavation and disposal).

However, due to the impractical nature and cost (estimated to be $360,000), the Company has requested and received approval for further groundwater sampling to determine if more active remediation is required. Due to the uncertainty of the sampling results, no project completion costs can be determined at this time.

    Due to the broad scope of existing environmental cleanup laws, it is possible that the Company may be joined or named as a PRP in other cleanup proceedings, not only with respect to waste that the Company disposed of, but also with respect to the waste disposed of by a business acquired by the Company. There can be no assurance that any such subsequent proceedings would not have a material adverse effect upon the Company. The Company does not maintain environmental impairment insurance coverage in respect of such liability.

    For the fiscal year ended June 30, 1999 and HoloPak's fiscal year ended March 31, 1998 and March 31, 1997, respectively, net expenditures of $19,000, $57,000 and $138,000, respectively, were made on environmental matters. These amounts are net of claims of $0, $116,000 and $39,000, respectively, under the Environmental Indemnification Agreement.

    Under an Environmental Indemnification Agreement between HoloPak and certain stockholders of the Predecessor (the "Environmental Indemnification Agreement"), HoloPak is entitled to be indemnified for certain environmental liabilities for claims made relating to conditions existing prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000, of which $28,000 is remaining in escrow. As of June 30, 1999, HoloPak has been reimbursed under the Environmental Indemnification Agreement $1,061,000, including insurance claim recoveries.

    As future environmental laws and regulations may be adopted, or interpretations of existing laws and regulations may change, new requirements may be imposed upon the Company regarding its past, present or future activities which may create retroactive liability with respect to past activities. Failure to comply with applicable laws and regulations could subject the Company to monetary damages and injunctive actions that could adversely affect the Company's financial performance. It is the policy of the Company to comply with all applicable safety laws and regulations and to provide employees with a workplace free of recognized safety and health hazards. Every effort has been and continues to be made to maintain the Company's commitment to the safety and health of its employees.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

    While the Company owns certain patents, trademarks and logos, it relies heavily upon trade secrets, know-how and other proprietary information to protect its processes and products. Management believes that patent and trademark protection are not material to the Company's business. Certain key employees of the Company are parties to employment agreements that contain confidentiality provisions with respect to inventions and assign rights to inventions to the Company during the employment term. The Company also requires all key employees to enter into confidentiality and non-competition agreements to protect its confidential information. However, there is no assurance that those agreements would be enforceable if they were breached or, if enforced, that they would adequately protect the Company.

EMPLOYEES

    At September 1, 1999, the Company employed approximately 399 people, including 269 in manufacturing, 50 in sales and support, 26 in technical and development and 54 in administrative and management positions. None of the Company's employees are represented by a union, and the Company is not aware of any efforts to unionize any employees of the Company. The Company believes that its relationship with its employees is satisfactory.

FORWARD-LOOKING INFORMATION

    The Company and its subsidiaries, and their representatives, may make written or oral statements from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders, including this annual report, which constitutes or contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995, or by the SEC in its rules, regulations and releases.

    All Statements, other than statements of historical facts, included in this annual report, regarding the Company's financial position, operating and strategic initiatives and addressing industry developments, are forward-looking statements. In any forward-looking statement where the Company, or its management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. There can be no assurance that the statement of expectation or belief will result, be achieved or be accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to, general economic, financial and business conditions; competition in the product enhancement industry (particularly the hot stamping sector); the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

ITEM 2  PROPERTIES

    The principal properties of the Company are:

LOCATION                                                    SQUARE FOOTAGE                  STATUS
----------------------------------------------------------  ---------------  -------------------------------------
NEWBURYPORT, MASSACHUSETTS
  Foil Manufacturing......................................        52,000     Own(1)
  Sales and Service.......................................         2,000     Own(1)
  Corporate Office........................................         2,000     Own(1)
Pad Print Manufacturing
  Tool and Die............................................        20,000     Lease (Expires July 2000)(2)
  Sales, Service, Office..................................         7,500     Lease (Expires July 2000)(2)
  Holographic Manufacturing...............................        20,000     Lease (Expires April 2002)(2)
Financial, Accounting and Administrative Offices..........         5,000     Lease (Expires April 2002)(2)
  Warehouse...............................................         5,000     Lease (Expires July 2000)(2)

NEWBURY PARK, CALIFORNIA
  Foil Distribution.......................................         8,500     Lease (Expires February 2004)(2)
  Pad Print Distribution..................................         7,000     Lease (Expires April 2002)(2)

EAST BRUNSWICK, NEW JERSEY
  Foil Manufacturing......................................        85,000     Lease (Expires March 2005)
  Holographic Manufacturing...............................        28,000     Lease (Expires December 2005)
  Sales, Service and Office...............................         2,000     Lease (Expires December 2005)
  Warehouse...............................................        34,000     Lease (Expires December 2000)
Financial, Accounting and Administrative Offices..........         6,000     Lease (Expires December 2000)

CHICAGO, ILLINOIS
  Office and Warehouse....................................        12,000     Lease (Expires April 2002)

MONTREAL, QUEBEC, CANADA
  Manufacturing and Warehouse.............................        22,000     Own(1)
  Warehouse...............................................        28,000     Lease (Expires April 2000)
  Manufacturing...........................................        40,000     Lease (Expires April 2001)
  Office..................................................         4,000     Lease (Expires April 2001)

------------------------

(1) These properties are subject to mortgages.

(2) See Note 14 to the Notes to Consolidated Financial Statements or the aggregate amounts of the Company's lease commitments.

    The foil manufacturing facilities currently operate at 70% of capacity on three shifts, five days a week. The pad printing and tool and die manufacturing facility is currently being utilized at approximately 70% of capacity with one nine-hour shift. The holographic foil manufacturing operation is at approximately 75% of capacity with three shifts.

ITEM 3  LEGAL PROCEEDINGS

    None.

ITEM 4  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In connection with the merger of HoloPak into a subsidiary of the Company on the Transaction Date, a Special Meeting of the stockholders of the Company was held on April 21, 1999 for the following purposes: to approve the issuance of up to 3,715,935 shares of common stock of the Company, par value

$0.01 per share (the "Common Stock") to holders of the common stock of HoloPak; to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 15,000,000; to amend the Company's Certificate of Incorporation to remove Article Eight of the Certificate, which contained provisions requiring the vote of 80% of the outstanding shares of Common Stock of the Company to approve certain transactions; and to amend the Company's Certificate of Incorporation to remove Article Nine of the Certificate, which provided for cumulative voting for directors. The Special Meeting was adjourned after vote on the first and second proposals and was reconvened on May 7, 1999 for vote on the third and fourth proposals.

    With respect to the proposal to approve the issuance of shares of Common Stock to holders of the common stock of HoloPak, there were 2,991,781 votes cast for this proposal, 196,371 votes cast against this proposal and 2,566 votes abstaining. With respect to the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 15,000,000, there were 2,992,097 votes cast for this proposal, 198,171 votes cast against this proposal and 450 votes abstaining. With respect to the proposal to amend the Company's Certificate of Incorporation to remove Article Eight of the Certificate, there were 3,350,099 votes cast for this proposal, 233,637 votes cast against this proposal and 6,791 votes abstaining. With respect to the proposal to amend the Company's Certificate of Incorporation to remove Article Nine of the Certificate, there were 3,349,109 votes cast for this proposal, 235,927 votes cast against this proposal and 5,491 votes abstaining. There were no broker non-votes with respect to any of the proposals.

PART II

ITEM 5  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The NASDAQ National Market under the trading symbol "FLMK." The range of high and low closing sales prices for Foilmark common stock, as reported on The NASDAQ National Market is set forth below.

                                                                                 HIGH      LOW
QUARTER ENDED                                                                    SALE     SALE
------------------------------------------------------------------------------- -------  -------
September 30, 1997                                                              $ 4      $ 2 7/8
December 31, 1997..............................................................   4        2 15/16
March 31, 1998.................................................................   4 1/2    2 3/4
June 30, 1998..................................................................   4 1/8    2 3/4
September 30, 1998.............................................................   3        1 5/8
December 31, 1998..............................................................   3        1 5/16
March 31, 1999.................................................................   2 7/16   1 3/8
June 30, 1999..................................................................   2 7/8    1 7/16
September 15, 1999.............................................................   3 3/4    2 5/16

    As of September 15, 1999, there were approximately 136 holders of record and approximately 823 beneficial owners of the Common Stock.

    The Company has never paid dividends on capital stock. The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. The Company is currently restricted from declaring, or paying dividends, under the provisions of its bank loan agreement. See Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 6  SELECTED FINANCIAL DATA

                         FOILMARK, INC. & SUBSIDIARIES
              YEARS ENDED DECEMBER 31, 1995-1998 AND JUNE 30, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   JUNE 30,     DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                                                    1999(A)      1998(B)      1997(C)       1996        1995(D)
                                                                  -----------  -----------  -----------  -----------  -----------
CONTINUING OPERATIONS
  Revenue.......................................................      23,150       30,886       33,379       29,692       26,656
  Operating Income..............................................         350        1,181        2,824          707        3,438
  Net Income....................................................          93          357        1,475          189        1,895
  Earnings Per Share--Basic and Diluted.........................        0.02         0.09         0.35         0.05         0.47
  Weighted Average Shares Outstanding--Basic....................       5,593        4,173        4,161        4,142        3,999
  Financial Condition...........................................
  Total Assets..................................................      47,592       29,821       32,082       40,332       37,952
  Total Long-Term Debt..........................................      13,215        9,106       10,750       12,165       10,732
  Working Capital...............................................      18,025       10,392       11,757       12,782       11,766
  Stockholders' Equity..........................................      23,258       15,366       14,978       18,250       19,243

------------------------

(a) In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999 and is considered the transition period. On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received an aggregate of 3,715,935 shares of Foilmark common stock, plus an aggregate of $4,753,718 in cash. The results of operations for the year ended June 30, 1999 include HoloPak from April 23, 1999.

(b) Effective July 1998, Imtran Foilmark, Inc., and Foilmark Manufacturing Corporation, wholly owned subsidiaries of Foilmark, merged with and into Olsenmark, Inc., another and wholly owned subsidiary of the survivor, Olsenmark, Inc., and changed its name to Foilmark Manufacturing Corporation. In addition, West Foils, Inc., a wholly owned subsidiary of Foilmark, was merged with and into Foilmark, effective July 1, 1998.

(c) On October 15, 1997, the Company announced the discontinuation of the manufacture of hot stamping equipment. Discontinuation of the hot stamping line resulted in a one-time charge of $3,894,000 and $892,000 loss from operations, net of tax benefit, equal to a total loss of $4,786,000, net of tax benefit.

(d) On August 21, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Imtran Industries, Inc. The acquired assets consisted primarily of equipment and other property used in the manufacture and distribution of pad printing equipment. The Company has transferred all of the assets of the newly formed wholly owned subsidiary called Imtran Foilmark, Inc., which will continue operations in the pad printing business.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

    In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year.

The change became effective for the six months ended June 30, 1999 and is considered the transition period. Management's discussion and analysis of financial condition and results of operations compares the six months ended June 30, 1999 and 1998, respectively, and the year ended December 31, 1998.

    On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. Foilmark issued a total of 3,715,935 shares and $4,753,718 in cash. The results of operations for the year ended June 30, 1999 include HoloPak from April 23, 1999.

    Revenues for the fiscal year ended June 30, 1999, a six-month period, were $23.1 million, compared to $30.9 million for the twelve months ended December 31, 1998. For comparison purposes, revenues for the six months ended June 30, 1998 were $15.8 million. The 46% increase in revenues, or $7.3 million, between June 30,1999 and 1998 was primarily the result of the addition of HoloPak as of April 23, which accounted for $6.5 million, or 89%, of the revenue increase. The balance of the increase, $.8 million, was from both foil and machinery operations.

    The gross profit margin remained relatively the same at 29.7% and 30.1% for the six months ended June 30, 1999 and June 30, 1998, respectively. For the twelve months ended December 31, 1998, the gross profit margin was 29.3%. The primary reason for the slight decline in gross profit percentage between June 30, 1999 and 1998 was due to the HoloPak group that had an average gross profit of only 22.1%, while the Foilmark foil group and Imtran had gross profit margin of 27.7% and 45.1%, respectively. Without the HoloPak group, gross profit would have been substantially improved at 31.6% for the fiscal year ended June 30, 1999. The higher gross profit margin is directly related to lower raw material pricing, stabilization in customer pricing, replacement of lower margin export sales with higher margin direct sales and improved manufacturing efficiencies through longer production runs. The increase in the Imtran machinery group gross profit margin was due to a management change in January 1999, which resulted in the Company lowering manufacturing costs, which helped to increase sales volume.

    Selling, general and administrative expenses were $5.7 million for the fiscal year ended June 30, 1999, an increase of $1.8 million from the six months ended June 30, 1998. For the year ended December 31,1998, expenses were $7.9 million. $1.2 million of the increase at June 30, 1999, compared to June 30, 1998, is the result of the acquisition. The balance of the increase is due to providing an allowance for doubtful accounts of receivables associated with exiting the gift wrap product line, higher sales commissions, as a result of the increase in direct sales replacing the lower margin export sales, and an increase in legal fees, due to settlement of three previously pending lawsuits.

    Merger integration costs of $826,228 are the result of the acquisition of HoloPak Technologies Inc., on April 23, 1999. Included in these costs are severance and benefits paid to former employees, expenses in connection with office and warehouse closings and the write-off of some computer-related expenses.

    Income from operations was $350,258 for the six months ended June 30, 1999, compared to $819,923 for the six months ended June 30, 1998 and $1,181,478 for the year ended December 31,1998. Income from operations for the 1999 six months was adversely impacted by the merger integration costs of $826,228. Without these special charges, income from operations would have been $1,176,486, a 42% increase over the comparable 1998 period and equal to income from operations for the twelve months ended December 31, 1998. The increase in income from operations without the merger integration costs was the result of higher sales amounting to $7.3 million, of which $6.5 million were sales of the HoloPak group.

    Interest expense for the six months ended June 30, 1999 was $343,550, or 1.5% of sales, compared to $379,633, or 2.4% of sales, for the six months ended June 30, 1998. For the fiscal year ended December 31, 1998, interest expense was $726,265, or 2.4% of sales. The decline in interest expense was the result of the lower prevailing interest rates in 1999, compared to 1998 and the reduction of bank debt prior to the merger compared to June 30, 1998.

    Other income of $221,774 was primarily the result of insurance proceeds in connection with damage to a coating machine.

    Provision for income taxes totaled $134,579 for the six months ended June 30, 1999, compared to $167,310 for the six months ended June 30,1998. For the year ended December 31, 1998, the income tax provision was $121,834. The high effective tax rate for 1999 is not indicative for future periods. Succeeding periods should have an effective tax rate in the 38% range.

    Net income and earnings per share were $93,903, or $0.02 per share, for the six months ended June 30, 1999, compared to $272,980, or $0.07 per share, for the six months ended June 30, 1998. For the fiscal year ended December 31, 1998, net income was $356,742, or $0.09 per share. The decline in net income for the six months of 1999, compared to 1998, was directly related to the merger integration costs of $512,261 (net of tax). Eliminating these costs, net income and earnings per share for the six months ended June 30,1999 would have been $606,164, or $0.11 per share.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for the year ended December 31, 1998 declined to $30.9 million, from $33.4 million in fiscal 1997. The decrease in revenues of $2.5 million, or 7.5%, was due primarily to a non-recurring sale of specialized equipment aggregating $1.9 million in 1997. Total foil sales, including holographic, in 1998 decreased $3.2 million from 1997 due primarily to the reduction in export sales of general hot stamping foils (as a result of Asian manufacturers utilizing their excess capacity) and a decline in sales of the FHI holographic division as a result of a shift in ordering patterns from the first half of the year to the second half, which was not replaced by additional business.

    However, sales of pad print machinery and supplies increased by 8.0% to $6.7 million, up from $6.2 million in fiscal 1997. The increase in sales was attributable in large part to the reorganization of the sales force instituted at the end of 1997, which resulted in the Company employing dedicated direct salesmen selling Foilmark products exclusively.

    Gross profit in 1998 declined 5.8% to $9.0 million from $9.6 million in 1997. The reduction in gross profit was directly related to the $2.5 million decline in net revenues. Gross profit margin increased slightly in 1998 to 29.3%, up from 28.8% in 1997. The improvement in gross margin resulted primarily from core foil products constituting a greater percentage of sales as compared to 1997, which included a non-recurring sale of specialized equipment at a significantly lower gross profit. Additionally, gross profit margins in hot stamping foils improved in the second half of 1998 over 1997 due to the cost reduction program instituted in June 1998.

    The FHI holographic division operated at virtually no gross profit due to the low sales volume in 1998 and expenses associated with the start up of new embossing machines and the development and testing of new products that had not as yet been marketed. Gross profit from pad print machinery and supplies were virtually the same in 1998 as in 1997, despite a sales increase of $500,000. Gross profit as a percentage of sales declined to 35.8% from 38.4% in 1997 primarily as a result of various manufacturing problems related to pad printing machinery orders, which delayed shipment and increased the manufacturing costs.

    Selling, general and administrative expenses increased by $1.09 million, or 16.1%, in 1998 over fiscal 1997. Of the increase, $150,000 was due to a marketing campaign initiated by the Company in 1998 to promote product awareness and recognition. In addition, changes were made in the marketing and sales organization to improve coverage of the various product lines. These changes increased selling expenses, commissions and customer service salaries by $550,000 in 1998 over 1997.

    Operating income declined to $1.18 million for the year ended December 31, 1998, compared to $2.82 million for the year ended December 31, 1997. The decrease in operating income was attributable to the loss in gross profit as a result of the $2.5 million decline in net sales and the increase of $1.09 million in selling, general and administrative expenses compared to 1997.

    Interest expense for the year ended December 31, 1998 was $726,265, compared to $403,201 for the comparable 1997 period. The increase in interest expense was due to the increased financing requirements of continuing operations to fund operations and capital expenditures.

    Income tax expense totaled $121,834 for the twelve months ended December 31, 1998, compared to $983,519 for the year ended December 31, 1997. The effective tax rates were 26% and 40% for the 1998 and 1997 years. The decrease in the effective tax rate is due to a reduction in state income taxes and a refund of approximately $60,000 from a prior year.

    Net income and earnings per share from continuing operations were $356,742, or $0.09 per share, for the fiscal year ended December 31, 1998. Net income and earnings per share from continuing operations for the year ended December 31, 1997 was $1,475,279, or $0.35 per share. All earnings per share data are basic and diluted. For the fiscal year ended December 31, 1997, the Company incurred a net loss of $0.80 per share after giving effect to a loss from discontinued operations of $4,786,476, or $1.15 per share.

    Net income and earnings per share for the 1998 year were adversely affected by a general softness in the standard hot stamping foil product sales that existed for most of the year, especially in the foreign sales area, and a decline in sales volume for the FHI holographic division for the first six months of the year.

    Additionally, total revenues declined in 1998, compared to 1997, as a result of the $1.9 million non-recurring sale of specialized equipment in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    On April 23, 1999, the completion date of the merger, Foilmark used the balance of its revolving line of credit of $4 million to pay to former HoloPak shareholders the cash portion of the merger consideration, approximately $4,750,000. The balance of the funds required to complete the merger transaction was used from the working capital of the combined entities. As a result of the Company's positive cash flow since the merger, the outstanding bank indebtedness has subsequently been reduced by $1,320,000 at August 31, 1999.

    The Company entered into a new loan agreement with its principal bank on August 6, 1999 consisting of a $10 million line of credit, a $5 million term loan and a $4 million equipment line of credit, subject to covenant compliance. At June 30, 1999, the Company was in compliance with all covenants under the existing and new loan agreements. Cash generated from operations and financing activities was used to fund the HoloPak acquisition amounting to $4,953,936 and invest in plant, property and equipment amounting to $567,153. The Company expects that cash from operations and the new credit facility will be sufficient to meet its operating needs for the foreseeable future.

FORWARD-LOOKING INFORMATION

    The Company and its subsidiaries, and their representatives, may make written or oral statements from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission, and in its reports to shareholders, including this annual report, which constitutes or contains forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, or by the SEC in its rules, regulations and releases.

    All statements, other than statements of historical facts, included in this annual report, regarding the Company's financial position, operating and strategic initiatives and addressing industry developments, are forward-looking statements. In any forward-looking statement where the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. But there can be no assurance that the statement of expectation or belief will result, be achieved, or be accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to, general economic, financial and business conditions; competition in the product enhancement industry (particularly the hot stamping sector); the availability and cost of raw materials; the success and costs of the Company's consolidation and integration efforts; the availability and terms of capital; the business abilities and judgment of personnel; the costs and effects of legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

OTHER MATTERS

    Year 2000--Management believes that substantially all of its computer systems, including those of HoloPak, are, or will be, Year 2000 compliant. The Company has performed an assessment of its Year 2000 readiness and has established an implementation plan to address Year 2000 issues. The Company's assessment included financial, operational and information systems. The majority of the Company's manufacturing equipment does not include software or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant.

    As a result of the assessment phase, the Hewlett-Packard UNIX platform on which the Company operates its software was upgraded in order to be Y2K compliant. The new server, at a cost of $100,000, was installed in the second quarter of 1999 and is operational. As a result of the recent acquisition of HoloPak, the Company has decided to implement a new software application, which is Y2K compliant. The cost of the software is $264,000. It is to be installed and tested in the third quarter of calendar year 1999. The Company currently does not believe that any future costs necessary to ensure the Company's Y2K readiness will have a material effect on its business, results of operations or financial condition.

    In the event that the Company's hardware is not replaced or modified in time, the most likely worst-case scenario would affect the computer manufacturing system. If the operating system could not correctly handle 2000 and beyond, then any database function that gets its date from "today" will be inaccurate. This would still pose only minor problems, since all billing, shipping, invoicing and reporting is done with a manual date entry and allows for the selection of date ranges which can be correctly entered.

    None of Foilmark's or HoloPak's products are date-sensitive. Hot stamping foils and supplies have no computerized equipment embedded in them, and pad-printing machines have no date-sensitive embedded microprocessors. The Company's new network hardware and software is fully compliant and not date-sensitive.

    Foilmark has sent out Y2K questionnaires to suppliers, customers and critical service providers. Evaluations of Foilmark's and HoloPak's critical suppliers was completed on June 30, 1999. Although Foilmark cannot control external suppliers' and customers' ability to be Y2K compliant, it can certainly express its concerns for not being compliant. The questionnaire assesses whether the suppliers and customers are compliant and whether and to what extent they will be complaint prior to January 1, 2000. If respondents indicated non-compliance, Foilmark intends to assess the consequences and include any steps it deems necessary in its contingency plan, which has been completed.

    Y2K compliance has been a senior management priority for some time. The Company believes that it has state-of-the-art technology, which will not require as comprehensive a program as compared to older systems. Nevertheless, the Company cannot reasonably predict the effect on its operations if customers, vendors and service providers are not Y2K compliant. Although senior management does not think this will be the case, the Company's business and results of operations could be adversely affected in the first quarter of calendar 2000 results if its customers, vendors or service providers are not Y2K compliant.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules under Item 14 hereof.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

    The information called for by Item 10 is incorporated by reference from the 1999 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

ITEM 11  EXECUTIVE COMPENSATION

    The information called for by Item 11 is incorporated by reference from the 1999 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by Item 12 is incorporated by reference from the 1999 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Item 13 is incorporated by reference from the 1999 Proxy Statement, which is to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, within 120 days of the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits:

(1) Financial Statements and Supplementary Data--See Form 10-K, Item 8

(2) Financial Statement and Schedules:

Independent Auditors' Report...............................................................................        F-1

Consolidated Balance Sheets--June 30, 1999 and December 31, 1998...........................................        F-2

Consolidated Statements of Operations--Six Months Ended June 30, 1999 and Years Ended December 31, 1998 and
  1997.....................................................................................................        F-3

Consolidated Statements of Stockholders' Equity--Six Months Ended June 30, 1999 and Years Ended December
  31, 1998 and 1997........................................................................................        F-4

Consolidated Statements of Cash Flows--Six Months Ended June 30, 1999 and Years Ended December 31, 1998 and
  1997.....................................................................................................        F-5

Notes to Consolidated Financial Statements.................................................................        F-6

Schedule II--Valuation and Qualifying Accounts.............................................................        S-1

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

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger dated November 17, 1998 is incorporated herein by reference to the
               Company's Current Report on Form 8-K filed with the Commission on November 25, 1988.

      3.1    Restated Certificate of Incorporation of the Company dated October 14, 1993 is incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on October
               25, 1993.

      3.2    Restated Bylaws of the Company are incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1997 and filed with the Commission on March 27,
               1998.

      3.3    Specimen Stock Certificate of the Company is incorporated herein by reference to the Company's
               Current Report on Form 8-K filed with the Commission on May 24, 1994.

      3.4    Restated Certificate of Incorporation of the Company is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

      3.5    Restated Bylaws of the Company dated May 5, 1995 are incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and filed with the
               Commission.

      3.6    Second Amended and Restated Certificate of Incorporation dated November 20, 1998 is incorporated herein by reference to the registration statement on Form S-4 filed with the Commission on March
               22, 1999.

      3.7    Bylaws of Foilmark, Inc., amended as of April 23, 1999 are incorporated herein by reference to the
               Company's current report on Form 8-K filed with the Commission on May 5, 1999.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

     10.6    Waiver Agreement between the Company and Leonard Mintz is incorporated herein by reference to
               Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on
               December 3, 1993.

     10.7    Form of Promissory Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

     10.8    Form of Shareholder Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

     10.9    China Sales and Distribution Agreement between the Company and X.D. Trading and Consulting Company dated October 25, 1993 is incorporated herein by reference to the Amendment No. 3 to the Company's
               Registration Statement on Form S-1 filed with the Commission on June 17, 1994.

     10.10   Sales and Licensing Agreement between the Company and Embossing Technology Limited dated November 10,
               1994 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on November 30, 1994.

     10.11   Industrial Revenue Bond Loan Agreement dated June 28, 1995 is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

     10.12   1995 Employee Stock Purchase Plan is incorporated herein by reference to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

     10.13   1995 Employee Stock Option Plan is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

     10.14   Asset Purchase Agreement between Imtran Industries, Inc. et al, and the Company dated August 3, 1995 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on September 1, 1995.

     10.15   Amended and Restated Employee Stock Purchase Plan dated January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.16   Amended and Restated Employee Stock Option Plan dated January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

     10.17   Waiver and Amendment to Loan Agreement between the Company and Fleet Bank dated March 20, 1997 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Commission on April 14, 1997.

     10.18   Consulting Agreement between the Company and Edward Sullivan dated January 1, 1999 is incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Commission on March 22, 1999.

     10.19   Lease Agreement between the Company and Edward G. Molin dated April 21, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the Commission on August 12, 1997.

     10.20   Lease Agreement between the Company and Parker Street Realty Trust dated July 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 and filed with the Commission August 12, 1997.

     10.21   Lease Agreement between the Company and Faircourt Realty Co. dated April 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 and filed with the Commission on August 12, 1997.

     10.22   1997 Non-Employee Director Stock Plan dated April 11, 1997 is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the
               Commission on August 12, 1997.

     10.23   Shareholder Agreement between the Company and certain shareholders of HoloPak Technologies, Inc., dated November 17, 1998 is incorporated herein by reference to the Company's Current Report on Form
               8-K filed with the Commission on November 25, 1998.

     10.24   Shareholder Agreement between certain substantial shareholders of the Company and HoloPak
               Technologies, Inc., dated November 17, 1998 is incorporated herein by reference to the Company's
               Current Report on Form 8-K filed with the Commission on November 25, 1998.

     10.25   Non-Competition Agreement between the Company and Leonard Mintz dated December 23, 1998 is incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the
               Commission on March 22, 1999.

     10.26   Waiver to Loan Agreement between the Company and Fleet Bank dated February 18, 1999 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1998 and filed with the Commission on March 29, 1999.

     10.27   Employment Agreement dated March 26, 1998 between Douglas Parker and the Company is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999 and filed with the Commission on May 14, 1999.

     10.28   Lease Agreement between the Company and Anchor Associates dated May 14, 1998, commencing March 1,
               1999 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1999 and filed with the Commission on May 14, 1999.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.29   Voting Agreement between Foilmark and certain stockholders of Foilmark dated April 23, 1999 on Form
               8-K filed with the Commission on May 5, 1999.

     10.30   Indemnification Agreement between Foilmark and Thomas A. Schwarz dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.31   Indemnification Agreement between Foilmark and Frank J. Olsen, Jr., dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
               Commission on May 5, 1999.

     10.32   Indemnification Agreement between Foilmark and Philip Leibel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.33   Indemnification Agreement between Foilmark and Michael Foster dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.34   Indemnification Agreement between Foilmark and Michael Bertuch dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.35   Indemnification Agreement between Foilmark and Edward Sullivan dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.36   Indemnification Agreement between Foilmark and Glenn Regan dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.37   Indemnification Agreement between Foilmark and Douglas Parker dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.38   Indemnification Agreement between Foilmark and Carol J. Robie dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.39   Indemnification Agreement between Foilmark and Wilhelm Kutsch dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.40   Indemnification Agreement between Foilmark and Brian Kelly dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.41   Indemnification Agreement between Foilmark and Harvey Share dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.42   Indemnification Agreement between Foilmark and James Rooney dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.43   Indemnification Agreement between Foilmark and Joseph T. Webb dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.44   Indemnification Agreement between Foilmark and Arthur Karmel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.45   Indemnification Agreement between Foilmark and Robert Simon dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.46   Indemnification Agreement between Foilmark and Michael Mathews dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.47   Employment Agreement between Foilmark and Frank J. Olsen, Jr., dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.48   Employment Agreement between Foilmark and Arthur Karmel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.49   Employment Agreement between Foilmark and Joseph T. Webb dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.50   Employment Agreement between Foilmark and James Rooney dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.51   Registration Rights Agreement among Foilmark, Bradford Venture Partners, Overseas Private Investor
               Partners and certain other stockholders of Foilmark dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.52   Amended and Restated Credit Agreement dated August 6, 1999 between Fleet National Bank and the
               Company, and exhibits thereto.

     10.53   Employment Agreement dated July 1, 1999 between Carol J. Robie and the Company.

     10.54   Employment Agreement dated July 1, 1999 between Wilhelm Kutsch and the Company.

     10.55   Employment Agreement dated July 1, 1999 between Philip Leibel and the Company.

     10.56   First Amendment to the Foilmark, Inc. Amended and Restated 1995 Stock Incentive Compensation Plan
               dated August 19, 1999.

     10.57   First Amendment to the Foilmark, Inc. Non-Employee Directors' Stock Plan dated August 19, 1999.

    *10.58   Lease dated April 23, 1999 between Owen Wagener & Co. and the Company.

    *10.59   Third Extension and Amendment to Lease dated as of April 30, 1999 between Highview Properties-One,
               LLC and Transfer Print Foils.

     27      Financial Data Schedule

* To be filed by Amendment

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FOILMARK, INC.

                                By:           /s/ FRANK J. OLSEN, JR.
                                     -----------------------------------------
                                                Frank J. Olsen, Jr.
                                                     PRESIDENT

Date: September 28, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

     /s/ ROBERT J. SIMON
------------------------------  Chairman of the Board       September 28, 1999
       Robert J. Simon

      /s/ FRANK J. OLSEN
------------------------------  President                   September 28, 1999
        Frank J. Olsen            Chief Executive Officer

      /s/ PHILIP LEIBEL
------------------------------  Vice President--Finance     September 28, 1999
        Philip Leibel             Chief Financial Officer

     /s/ EDWARD SULLIVAN
------------------------------  Vice President--West Coast  September 28, 1999
       Edward Sullivan            Operations & Director

    /s/ MICHAEL J. BERTUCH
------------------------------  Director                    September 28, 1999
      Michael J. Bertuch

      /s/ MICHAEL FOSTER
------------------------------  Director                    September 28, 1999
        Michael Foster

      /s/ THOMAS SCHWARZ
------------------------------  Director                    September 28, 1999
        Thomas Schwarz

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

       /s/ JAMES ROONEY
------------------------------  Director                    September 28, 1999
         James Rooney

     /s/ MICHAEL MATHEWS
------------------------------  Director                    September 28, 1999
       Michael Mathews

       /s/ BRIAN KELLY
------------------------------  Director                    September 28, 1999
         Brian Kelly

     /s/ HARVEY S. SHARE
------------------------------  Director                    September 28, 1999
       Harvey S. Share

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Foilmark, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Foilmark, Inc. and subsidiaries as of June 30, 1999 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in item 14(a)(2) of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foilmark, Inc. and subsidiaries at June 30, 1999 and December 31, 1998 and the results of their operations and their cash flows for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statement schedule taken as a whole, presents fairly, in all material respects, the information set forth.

/s/ KPMG LLP
Melville, New York
August 27, 1999

                        FOILMARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                                            1999          1998
                                                                                        ------------  ------------
                                                      ASSETS
Current assets:
  Cash................................................................................  $  1,326,231  $    237,561
  Accounts receivable - trade (less allowance for doubtful accounts of $744,000 in
    1999 and $146,000 in 1998)........................................................    10,747,909     4,896,086
  Inventories.........................................................................    13,039,186     8,134,490
  Other current assets................................................................       989,242       748,610
  Deferred acquisition costs..........................................................            --       261,482
  Income tax receivable...............................................................            --        50,872
  Deferred income taxes...............................................................     1,957,661       718,602
                                                                                        ------------  ------------
    Total current assets..............................................................    28,060,229    15,047,703

Property, plant and equipment, net....................................................    14,164,745     9,088,889
Bond and mortgage financing costs (net of accumulated amortization of $184,000 and
  $157,000 in 1999 and 1998, respectively)............................................       335,381       364,226
Intangible assets, net................................................................     4,133,206     4,262,331
Restricted cash.......................................................................        33,333       233,333
Other assets..........................................................................       223,368        78,432
Notes receivable......................................................................       641,591       745,958
                                                                                        ------------  ------------
                                                                                        $ 47,591,853  $ 29,820,872
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable - stockholders................................  $    124,024  $    119,827
  Current installments of other long-term debt........................................       414,831       428,792
  Accounts payable....................................................................     6,266,153     2,432,045
  Accrued expenses....................................................................     1,094,806     1,507,514
  Income tax payable..................................................................       230,720            --
  Merger integration costs and related liabilities....................................     1,839,505            --
  Customer deposits...................................................................        64,949       167,817
                                                                                        ------------  ------------
    Total current liabilities.........................................................    10,034,988     4,655,995

Long-term debt:
  Notes payable to stockholders, net of current installments..........................       471,280       534,605
  Other long-term debt, net of current installments...................................    12,743,848     8,571,066
                                                                                        ------------  ------------
                                                                                          13,215,128     9,105,671

Deferred income taxes.................................................................     1,083,385       693,560

Commitments and contingencies (Notes 14 and 17)

Stockholders' equity:

  Preferred stock ($.01 par value; 500,000 shares authorized; 0 shares issued and
    outstanding in 1999 and 1998).....................................................            --            --
  Common stock ($.01 par value; 15,000,000 shares authorized; 7,903,715 and 4,179,601
    shares issued and outstanding in June 1999 and December 1998).....................        79,037        41,796
  Additional paid-in capital..........................................................    21,208,036    13,434,445
  Retained earnings...................................................................     1,983,308     1,889,405
  Accumulated other comprehensive income..............................................       (12,029)           --
                                                                                        ------------  ------------
    Total stockholders' equity........................................................    23,258,352    15,365,646
                                                                                        ------------  ------------
                                                                                        $ 47,591,853  $ 29,820,872
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       SIX MONTHS ENDED JUNE 30,      YEAR ENDED DECEMBER 31,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1998           1997
                                                      -------------  -------------  -------------  -------------
                                                                      (UNAUDITED)
Net sales...........................................  $  23,149,842  $  15,832,507  $  30,886,135  $  33,379,482
Cost of sales.......................................     16,272,482     11,072,032     21,839,367     23,779,459
                                                      -------------  -------------  -------------  -------------
  Gross profit......................................      6,877,360      4,760,475      9,046,768      9,600,023
Selling, general and administrative expenses........      5,700,874      3,940,552      7,865,290      6,776,146
Merger integration costs............................        826,228             --             --             --
                                                      -------------  -------------  -------------  -------------
Income from operations..............................        350,258        819,923      1,181,478      2,823,877
Other income (expense):
  Interest expense - net............................       (343,550)      (379,633)      (726,265)      (403,201)
  Other income......................................        221,774             --         23,363         38,122
                                                      -------------  -------------  -------------  -------------
    Income from continuing operations before income
      taxes.........................................        228,482        440,290        478,576      2,458,798
Income tax expense..................................        134,579        167,310        121,834        983,519
                                                      -------------  -------------  -------------  -------------
Income from continuing operations...................         93,903        272,980        356,742      1,475,279
Discontinued operations:
  Loss from operations, net of income tax benefit...             --             --             --       (892,076)
  Loss on disposition, net of income tax benefit....             --             --             --     (3,894,400)
                                                      -------------  -------------  -------------  -------------
                                                                 --             --             --     (4,786,476)
                                                      -------------  -------------  -------------  -------------
Net income (loss)...................................  $      93,903  $     272,980  $     356,742  $  (3,311,197)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net income (loss) per share
  From continuing operations - basic and diluted....  $        0.02  $        0.07  $        0.09  $        0.35
  From discontinued operations - basic and
    diluted.........................................             --             --             --          (1.15)
                                                      -------------  -------------  -------------  -------------
Net income (loss) per share - basic and diluted.....  $        0.02  $        0.07  $        0.09  $       (0.80)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average shares outstanding
  Basic.............................................      5,592,930      4,169,761      4,173,139      4,161,463
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................      5,747,609      4,169,761      4,173,139      4,161,463
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED JUNE 30, 1999 AND

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                     ACCUMULATED
                                                        ADDITIONAL                      OTHER
                                             COMMON       PAID-IN       RETAINED    COMPREHENSIVE
                                              STOCK       CAPITAL       EARNINGS        INCOME          TOTAL
                                            ---------  -------------  ------------  --------------  -------------
Balance at December 31, 1996..............  $  41,517  $  13,364,404  $  4,843,860    $       --    $  18,249,781
  Shares issued under stock grants........         --          4,136            --            --            4,136
  Shares issued under benefit plans.......        156         35,617            --            --           35,773
  Net loss................................         --             --    (3,311,197)           --       (3,311,197)
                                            ---------  -------------  ------------  --------------  -------------
Balance at December 31, 1997..............     41,673     13,404,157     1,532,663            --       14,978,493
  Shares issued under benefit plans.......        123         30,288            --            --           30,411
  Net income..............................         --             --       356,742            --          356,742
                                            ---------  -------------  ------------  --------------  -------------
Balance at December 31, 1998..............     41,796     13,434,445     1,889,405            --       15,365,646
  Shares issued under benefit plans.......         82         13,922            --            --           14,004
  Shares issued for acquisition...........     37,159      7,759,669            --            --        7,796,828
  Comprehensive income:
    Net income............................         --             --        93,903            --           93,903
    Other comprehensive income............         --             --            --       (12,029)         (12,029)
                                                                                                    -------------
      Total comprehensive income..........                                                                 81,874
                                            ---------  -------------  ------------  --------------  -------------
Balance at June 30, 1999..................  $  79,037  $  21,208,036  $  1,983,308    $  (12,029)   $  23,258,352
                                            ---------  -------------  ------------  --------------  -------------
                                            ---------  -------------  ------------  --------------  -------------

                See accompanying notes to financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       SIX MONTHS ENDED JUNE 30, 1999 AND

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                              1999         1998         1997
                                                                           -----------  -----------  -----------
Cash flows from operating activities:
  Net income from continuing operations..................................  $    93,903  $   356,742  $ 1,475,279
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.........................................................    1,093,105    1,373,948    1,285,841
    Amortization.........................................................      159,815      317,216      314,763
    Provision for doubtful accounts......................................      615,343      119,000       85,000
    Deferred taxes.......................................................     (178,708)     311,320       89,117
    Change in operating assets and liabilities, net of effects of acquisitions:
      Increase in accounts receivable....................................     (767,237)    (207,381)     (28,034)
      Decrease (increase) in inventories.................................      977,950     (249,789)   1,616,981
      Decrease (increase) in income taxes receivable.....................      715,946    1,276,549     (859,150)
      Decrease (increase) in bond and mortgage financing costs and other
        assets...........................................................      358,709     (593,029)      78,317
      Decrease (increase) in deferred acquisition costs..................           --     (261,482)          --
      (Decrease) increase in customer deposits...........................     (102,868)     (39,494)    (243,140)
      (Decrease) increase in accounts payable and accrued expenses.......   (1,008,799)     562,915   (1,639,592)
      Increase in income tax payable.....................................      230,720           --           --
      Increase in merger integration costs...............................      826,228           --           --
                                                                           -----------  -----------  -----------
Net cash provided by operating activities................................    3,014,107    2,966,515    2,175,382
                                                                           -----------  -----------  -----------
Net cash used in discontinued operations.................................           --     (339,728)    (531,905)
                                                                           -----------  -----------  -----------
Cash flows from investing activities:
  Capital expenditures...................................................     (557,153)  (1,272,052)  (1,305,609)
  Acquisition of HoloPak, net of cash received...........................   (4,692,454)          --           --
  Proceeds from sale of facilities.......................................           --           --    2,536,557
  Decrease (increase) in cash-restricted.................................      200,000      (66,666)    (100,000)
                                                                           -----------  -----------  -----------
  Net cash used in investing activities..................................   (5,049,607)  (1,338,718)   1,130,948
                                                                           -----------  -----------  -----------
Cash flows from financing activities:
  Payments of notes payable to stockholders..............................      (59,128)    (112,921)    (131,814)
  Proceeds of other long-term debt.......................................    3,802,500           --    1,512,445
  Payments of other long-term debt.......................................     (621,177)  (1,597,168)  (3,699,051)
  Proceeds from shares issued under benefit plans........................       14,004       30,411       35,773
  Issuance of common stock to employees under stock grants...............           --           --        4,136
                                                                           -----------  -----------  -----------
  Net cash (used for) provided by financing activities...................    3,136,199   (1,679,678)  (2,278,511)
                                                                           -----------  -----------  -----------
Effect of exchange rate changes on cash..................................      (12,029)          --           --
                                                                           -----------  -----------  -----------
Net (decrease) increase in cash..........................................    1,088,670     (391,609)     495,914
Cash--beginning of period................................................      237,561      629,170      133,256
                                                                           -----------  -----------  -----------
Cash--end of period......................................................  $ 1,326,231  $   237,561  $   629,170
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest...............................................................  $   363,686  $   731,370  $   944,188
  Income Taxes...........................................................  $   105,000  $    59,000  $   408,000
  Acquisition of HoloPak:
    Issuance of stock related to acquisition of HoloPak..................  $ 7,796,828  $        --  $        --
                                                                           -----------  -----------  -----------
    Liabilities incurred or assumed......................................  $ 7,275,275  $        --  $        --
                                                                           -----------  -----------  -----------

                See accompanying notes to financial statements.

                         FOILMARK, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(1)  THE COMPANY

    Foilmark, Inc. (the "Company" or "Foilmark") develops, manufactures and distributes hot stamping foils, holographic films, laminated foil and direct metallized paper used by the graphic arts, plastics and packaging industries, to decorate or enhance products and their packaging. It also produces image transfer equipment, pad printing machinery, screen printing systems and printing supplies. Foilmark's products are used on such items as cosmetic packaging, book covers, wine labels, greeting cards and many other consumer goods.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

(B)  FISCAL YEAR

    On April 23, 1999, the Company changed its fiscal year end from December 31 to June 30. The consolidated financial information with respect to the six-month period ended June 30, 1998 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such period.

(C)  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(D)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed as follows:

                                                                                   ESTIMATED
                                                                    METHODS       USEFUL LIFE
                                                                 --------------  -------------
Building and improvements......................................   Straight-line    15-40 years
Machinery, furniture and fixtures..............................   Straight-line     3-10 years
Automobiles....................................................   Straight-line        3 years

(E)  NOTES RECEIVABLE

    Notes receivable are recorded at cost, less any required allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement.

(F)  BOND AND MORTGAGE FINANCING COSTS

    Bond and mortgage financing costs are amortized over the life of the related obligations.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(G)  REVENUE RECOGNITION

    Revenue is recognized when products are shipped to the customer. A provision is made for estimated product returns, claims and allowances.

(H)  INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I)  RESEARCH AND DEVELOPMENT

    The Company incurs costs in the research and development of new products and applications. Such costs are expensed as incurred and amounted to $290,000 for the six months ended June 30, 1999 and $540,000 and $374,000 for the years ended December 31, 1998 and 1997, respectively, and were included as a component of cost of sales.

(J)  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(K)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

(L)  STOCK OPTION PLAN

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

(M)  TRANSLATION OF FOREIGN CURRENCIES

    For the foreign operations in Canada, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from the period to period are included as a component of comprehensive income. Gains and losses from foreign currency transactions are included in net income for the period.

(N)  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds unless the effect is antidilutive.

    A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the six months ended June 30, 1999 and for the years ended December 31, 1998 and 1997 is as follows:

                                                            1999        1998        1997
                                                         ----------  ----------  ----------
Weighted average shares (basic)........................   5,592,930   4,173,139   4,161,463
Effect of dilutive stock options.......................     154,679          --          --
                                                         ----------  ----------  ----------
Weighted average shares (diluted)......................   5,747,609   4,173,139   4,161,463
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

(O)  COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting comprehensive income in financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. The statement requires only additional disclosure in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

(P)  RECLASSIFICATIONS

    Certain amounts have been reclassified to conform to current year presentation.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(3)  ACQUISITION OF HOLOPAK AND MERGER INTEGRATION COSTS

    On April 23, 1999, the Company acquired all of the outstanding shares of HoloPak, Inc. for $15,077,000, including acquisition costs, comprised of $7,280,000 in cash and 3,716,000 shares of Foilmark common stock. HoloPak manufactures and distributes hot-stamp foils in the United States, and manufactures laminated foil and direct metallized paper in Canada. The acquisition was accounted for using the purchase method, and accordingly, the net assets acquired have been recorded at their fair market value and the results of their operations included from the date of acquisition. Since the estimated fair values of the net assets acquired exceeded total acquisition cost, the allocation of the purchase price resulted in a prorata write-down of non-monetary non-current assets (property, plant and equipment) of approximately $3.9 million. The estimated fair values of net assets are based on independent appraisals and management estimates.

    Merger integration costs of $1,048,000 were included as part of the acquisition. These costs related to the integration of certain aspects of HoloPak's operations into Foilmark and were comprised of severance, personnel costs and a provision for leases. As a result of the acquisition, the Company reorganized certain aspects of the Foilmark's operations and recorded a merger integration charge of $826,000, which is included in the statement of operations, for the six months ended June 30, 1999. These expenses were primarily comprised of a lease on a facility which will be closed and severance and other personnel costs. As of June 30, 1999, accrued merger integration costs totaled $1,840,000 which principally related to severance and personnel costs which are expected to be paid out in the next year and costs associated with lease terminations which is expected to be paid out during the term of the underlying agreements.

    On a pro forma basis, reflecting this transaction as if it had taken place at the beginning of each period and after giving effect to adjustments recording the acquisition, unaudited net revenues, net income (loss) and basic and diluted income (loss) per share for the six months ended June 30, 1999 would have been $33,278,000, $(33,000), and $(0.01), respectively, and for the year ended December 31, 1998 would have been $64,470,000, $621,000 and $0.08, respectively. These pro forma results are not indicative of either future performance or actual results, which would have occurred, had the acquisition taken place at the beginning of the respective periods.

(4)  DISCONTINUED OPERATIONS

    In October 1997, the Company's Board of Directors adopted a plan to discontinue the manufacture of hot stamping equipment. Accordingly, the operating results of the hot stamping division, including provisions for disposal of the hot stamping line of $3,894,400, net of tax benefit, were segregated from continuing operations and reported as a separate line item on the statement of operations. The total loss from discontinued operations, net of tax benefit, including the provision for disposition, was $4,786,476, or $1.15 per share, for the year ended December 31, 1997. The Company has restated its prior years' financial statements to present the operating results of the hot stamping line as a discontinued operation. The assets and liabilities of such operations, at December 31, 1998, have been reflected as current or non-current assets and liabilities of discontinued operations, based substantially on the original classification of such assets and liabilities.

    The Company recorded notes receivable related to the sale of certain assets of the hot stamping division. The notes receivable are included in long term assets in the accompanying balance sheet.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(4)  DISCONTINUED OPERATIONS (CONTINUED)
    Operating results from discontinued operations are as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                 -------------
Net sales......................................................................  $   6,395,424
Costs and expenses:
Cost of sales..................................................................      5,611,009
Selling, general and administrative expenses...................................      1,746,681
                                                                                 -------------
                                                                                     7,357,690
Operating loss.................................................................       (962,266)
Interest and other expenses....................................................       (524,527)
                                                                                 -------------
Loss before income tax benefit.................................................     (1,486,793)
Income tax benefit.............................................................        594,717
                                                                                 -------------
Loss from operations...........................................................       (892,076)
                                                                                 -------------
Loss on disposition, net of income tax benefit of $2,881,905...................     (3,894,400)
                                                                                 -------------
Net loss from discontinued operations..........................................  $  (4,786,476)
                                                                                 -------------
                                                                                 -------------

(5)  INVENTORIES

    Inventories at June 30, 1999 and December 31, 1998 consists of the following:

                                                                       1999           1998
                                                                   -------------  ------------
Raw materials....................................................  $   4,073,544  $  1,893,978
Work-in-progress.................................................      2,347,004     2,000,185
Finished goods...................................................      6,618,638     4,240,327
                                                                   -------------  ------------
                                                                   $  13,039,186  $  8,134,490
                                                                   -------------  ------------
                                                                   -------------  ------------

    Polyester, the primary raw material in foil manufacturing, is subject to fluctuations in price depending on industry supply and demand.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(6)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at June 30, 1999 and December 31, 1998 consists of the following:

                                                                     1999           1998
                                                                 -------------  -------------
Land...........................................................  $     224,081  $      78,673
Building Improvements..........................................      5,419,008      3,871,695
Machinery, furniture and fixtures..............................     24,641,736     14,161,771
Automobiles....................................................        197,412        120,325
                                                                 -------------  -------------
                                                                    30,482,237     18,232,464
Less accumulated depreciation..................................     16,317,492      9,143,575
                                                                 -------------  -------------
                                                                 $  14,164,745  $   9,088,889
                                                                 -------------  -------------
                                                                 -------------  -------------

(7)  INTANGIBLE ASSETS

    Intangible assets at June 30, 1999 and December 31, 1998 consists of the following:

                                                                                AMORTIZATION
                                                        1999          1998         PERIOD
                                                    ------------  ------------  -------------
Excess of cost over fair value of assets
  acquired........................................  $  4,914,940  $  4,914,940       20 Years
Patents...........................................       251,846       251,846    10-17 Years
                                                    ------------  ------------
                                                       5,166,786     5,166,786
Less: accumulated amortization....................     1,033,580       904,455
                                                    ------------  ------------
                                                    $  4,133,206  $  4,262,331
                                                    ------------  ------------
                                                    ------------  ------------

    The Company assesses the recoverability of the excess of cost over fair value of assets acquired quarterly based upon the projected undiscounted future cash flows of the acquired entity with any diminution in value recorded when identified.

    Amortization expense of $129,125, $258,250 and $258,250 relating to intangible assets was charged to operations in the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(8)  NOTES PAYABLE--STOCKHOLDERS

    Notes payable to stockholders at June 30, 1999 and December 31, 1998 consist of the following:

                                                                                               1999        1998
                                                                                            ----------  ----------
Notes due to stockholders, payable in semi-annual payments of $19,911, which include interest at 6% per annum. Payments began May 1, 1993 and continue through November 1,
  2005, subordinated through the due date.................................................  $  408,463  $  435,332

Notes payable to stockholders with interest at 6% and balance due in equal quarterly
  installments through 2003, subordinated to bank notes and/or industrial revenue bonds...     116,332     130,403

Promissory notes to a stockholder, subordinated except for monthly installments through the due date to industrial development revenue bonds, bearing a stated interest rate of
  6% due in quarterly installments of $10,357 including interest through 2001.............      70,509      88,697
                                                                                            ----------  ----------

Total notes payable stockholders..........................................................     595,304     654,432

Less current installments.................................................................     124,024     119,827
                                                                                            ----------  ----------

Notes payable-stockholders, excluding current installments................................  $  471,280  $  534,605
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Interest amounting to $19,285, $43,903 and $52,048 in the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, respectively, was paid to the Company's stockholders or other related parties.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(9)  OTHER LONG-TERM DEBT

    Other long-term debt at June 30, 1999 and December 31, 1998 and consists of the following:

                                                                       1999           1998
                                                                   -------------  ------------
Borrowings under revolving credit loan financing agreement, see
  (a)............................................................  $  10,080,000  $  5,500,000

Borrowings under The Massachusetts Industrial Financing
  Agreement, see (b).............................................      2,900,000     3,300,000

Mortgage loans payable, interest at 7.75%, see (c)...............        148,587       151,315

Capital lease obligation payable in quarterly installments of
  $21,379, including interest at 6%, through March 1999..........             --        14,041

Note payable, interest at 9.95%, due in monthly installments of
  $594, plus interest, through August, 2001......................         14,199        16,637

Capital lease obligation payable in monthly installments of $464,
  including interest at 9.40%, through October, 2001.............         15,893        17,865
                                                                   -------------  ------------

Total other long-term debt.......................................     13,158,679     8,999,858

Less current installments........................................        414,831       428,792
                                                                   -------------  ------------

Other long-term debt, excluding current installments.............  $  12,743,848  $  8,571,066
                                                                   -------------  ------------
                                                                   -------------  ------------

------------------------

    (a) In 1995, the Company entered into an unsecured, revolving credit agreement which permitted the Company to borrow up to $6,000,000 at an interest rate that equals the reserve adjusted LIBOR rate (5.21% and 5.28% at June 30, 1999 and December 31, 1998) plus 2%. In 1997, the unsecured revolving credit agreement was amended to permit the Company to borrow up to $10,000,000.

    The Company must pay a quarterly commitment fee of 1/4 of 1% per annum on the average daily amount of the available revolving credit commitment. At December 31, 1998 the Company had an outstanding total of $5,500,000 under the revolving credit agreement.

    On August 6, 1999, the Company amended and restated the credit agreement in an amount not to exceed $19,000,000, including a line of credit up to $10,000,000, an equipment line of credit up to $4,000,000 and a term loan of $5,000,000. The proceeds of the line of credit and term loan are intended to support working capital requirements. The equipment loan is intended for the purchase of equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate or LIBOR plus a margin of 1.25% to 2.00% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. Under the terms of the credit agreement the Company is required to maintain certain financial ratios and other financial conditions.

    (b) In 1995, the Company entered into a financing agreement with the Company's primary bank and the Commonwealth of Massachusetts (MIFA Industrial Development Revenue Bonds) that permitted the Company to borrow up to $4,400,000 at the bank's fluctuating seven day interest rate (5.21% and 5.28% at

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(9)  OTHER LONG-TERM DEBT (CONTINUED)
June 30, 1999 and December 31, 1998). The Company must pay a monthly commitment fee of 1/12th of one percent (1%) per annum on the average daily stated amount of the letter of credit. The bonds are subject to mandatory redemption through sinking fund installment payments prior to maturity on each June 1 as follows:
$400,000 for years 1999-2005, and $100,000 for years 2006-2010. At June 30, 1999 and December 31, 1998, the sinking fund balance of $33,000 and $233,333 was included in restricted cash and was not available for operations.

    (c) In 1996, the Company borrowed $180,250 under two mortgage loan agreements. The mortgages are payable monthly with interest at 7.75%. At December 31, 1998, a building with a net book value of $190,133 was pledged as collateral for this loan.

    The terms of the various long term debt agreements require, among other things that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures, and the payment of dividends. The Company was in compliance with all applicable covenants at June 30, 1999.

    Maturities of all long term debt are as follows:

                                                       TOTAL      STOCKHOLDERS      OTHER
                                                   -------------  ------------  -------------
Year ending June 30:
2000.............................................  $     538,855   $  124,024   $     414,831
2001.............................................     10,757,823      122,103      10,635,720
2002.............................................        502,433       96,126         406,307
2003.............................................        491,146       89,325         401,821
2004.............................................        470,878       70,878         400,000
Thereafter.......................................        992,848       92,848         900,000
                                                   -------------  ------------  -------------
                                                   $  13,753,983   $  595,304   $  13,158,679
                                                   -------------  ------------  -------------
                                                   -------------  ------------  -------------

(10)  EMPLOYEE RETIREMENT PLANS

    The Company maintains a profit sharing plan for the benefit of eligible employees of certain subsidiaries. Contributions are made at the sole discretion of the Board of Directors, but may not exceed the amounts deductible for income tax purposes. Contributions are first allocated based upon an integration with the social security taxable wage base and the remainder based upon total eligible compensation. There were no contributions to the plan for the six months ended June 30, 1999 or the year ended December 31, 1998. Retirement plan expense amounted to $138,000 for the year ended December 31, 1997.

    The Company also maintains a profit sharing plan which conforms with Section 401 (k) of the Internal Revenue Code. Contributions are made exclusively by the participants. The Company does not contribute to the Plan.

    The Company does not provide post-retirement or other post-employment benefits.

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(11)  INCOME TAXES

    The provision for income tax expense from continuing operations for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 are as follows:

                                                             1999        1998         1997
                                                          ----------  -----------  ----------
Federal:
  Current...............................................  $  292,222  $  (101,563) $  727,587
  Deferred..............................................    (204,708)     353,711      75,737
                                                          ----------  -----------  ----------
                                                              87,514      252,148     803,324
                                                          ----------  -----------  ----------
State:
  Current...............................................      21,065      (87,923)    166,815
  Deferred..............................................      26,000      (42,391)     13,308
                                                          ----------  -----------  ----------
                                                              47,065     (130,314)    180,195
                                                          ----------  -----------  ----------
                                                          $  134,579  $   121,834  $  983,519
                                                          ----------  -----------  ----------
                                                          ----------  -----------  ----------

    Income tax benefit from discontinued operations totaled $2,881,905 for the year ended December 31, 1997.

    Income tax expense from continuing operations for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Computed "expected" tax expense..........................  $   77,683  $  161,525  $  835,991

Increase in income taxes resulting from:

Nondeductible expenses...................................      14,065      26,047      21,130

State and local income taxes, net of federal income tax
  benefit................................................      31,063    (118,082)    118,929

Other, net...............................................      11,768      52,344       7,469
                                                           ----------  ----------  ----------

                                                           $  134,579  $  121,834  $  983,519
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(11)  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and December 31, 1998 are presented below:

                                                                      1999           1998
                                                                  -------------  -------------
Deferred tax assets:
Net operating losses, federal and state.........................  $     613,176  $     550,891
Accounts receivable principally due to allowance for doubtful
  accounts......................................................        711,385        295,583
Inventories, cost capitalization................................        434,596        134,832
Intangible assets...............................................        (30,349)         5,057
Compensated absences, principally due to accrual for financial
  reporting purposes............................................        274,589         65,995
Merger integration costs........................................        938,518             --
Other accrued expenses..........................................             --        194,605
                                                                  -------------  -------------
Net deferred tax assets.........................................      2,941,915      1,246,963
                                                                  -------------  -------------
Deferred tax liabilities:
Plant and equipment, principally due to differences in
  depreciation..................................................     (2,067,639)    (1,221,921)
                                                                  -------------  -------------
Net deferred tax asset..........................................  $     874,276  $      25,042
                                                                  -------------  -------------
                                                                  -------------  -------------

    As of June 30, 1999 and December 31, 1998 no valuation allowance has been established relative to the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                                        1999          1998
                                                                    -------------  -----------
Current deferred tax asset........................................  $   1,957,661  $   718,602
Non-current deferred tax liability................................     (1,083,385)    (693,560)
                                                                    -------------  -----------
Net deferred tax asset............................................  $     874,276  $    25,042
                                                                    -------------  -----------
                                                                    -------------  -----------

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(12)  STOCKHOLDERS' EQUITY

(A)  STOCK GRANTS

    Since 1986 the Company has granted 61,992 shares of its common stock to certain key employees. The grants are recorded at net book value which was considered the fair market value on the date of the grant, as determined by Company management. Granted shares vest 20% per year beginning on the December 31 immediately after the grant. As of June 30, 1999, no shares remain unvested. No shares were granted in 1999 and 1998. Compensation expense of $4,136, relating to these grants, was recorded for the year ended December 31, 1997.

(B)  STOCK OPTION PLANS

    The Company had four stock option plans in effect at June 30, 1999: The 1993 Employees Stock Option Plan (1993 Plan), the 1995 Employees Stock Option Plan (1995 Plan), the HoloPak Stock Option Plan (HoloPak Plan) and the Non-Employee Directors' Stock Option Plan (Directors' Plan).

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

    In April 1999, each HoloPak stock option granted under the HoloPak Stock plan was converted in, and became rights with respect to Foilmark common stock. HoloPak options which qualified as incentive stock options prior to the merger continue to qualify as incentive stock options after the merger. Options may only be exercised within twenty years from the original date of grant.

    The Non-Employee Directors Stock Option Plan provides for the issuance, to non-employee directors, a maximum of 75,000 shares of common stock in the form of stock options. Stock options issued under the plan are non-qualified stock options. Options may only be exercised within 10 years of the date of the grant, and shall vest six months after the date of grant.

    At June 30, 1999, there were 62,050 additional shares available for grant under the 1993 Plan, 30,242 additional shares available under the 1995 Plan, 0 shares under the HoloPak Plan and 35,000 shares available under the Non-Employee Directors Stock Option Plan. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.57, $2.07 and $3.63 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: In 1999, expected dividend yield 0%, risk free interest rate ranging from 5.78% to 6.17% and an expected life of 5 years. In 1998, expected dividend yield 0%, risk-free interest rate ranging from 4.61% to 5.00%, and an expected life of 5 years. In 1997, expected dividend yield 0%, risk-free interest rate ranging from 5.53% to 5.69%, and an expected life of 5 years. The expected volatility rate was 85.7% for all plans in 1999, 84.4% in 1988 and 88.7% in 1997.

    The Company applies APB Opinion No. 25 in accounting for the plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company

                         FOILMARK, INC. & SUBSIDIARIES

                      JUNE 30, 1999 AND DECEMBER 31, 1998

(12)  STOCKHOLDERS' EQUITY (CONTINUED)
determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           1999         1998         1997
                                                        -----------  ----------  ------------
Net income (loss) from continuing
  operations..........................  As reported     $    93,903  $  356,742  $  1,475,279
                                        Pro forma          (940,192)    100,874     1,407,130
Net income (loss) per share-- basic
  and diluted.........................  As reported            0.02        0.09          0.35
                                        Pro forma             (0.17)       0.02          0.34

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The following table summarizes stock option activity:

                                                                             WEIGHTED-AVERAGE
                                                                 NUMBER OF     OPTION PRICE
                                                                  OPTIONS        PER SHARE
                                                                 ----------  -----------------
Outstanding, December 31, 1996                                      208,100      $    5.27
  Granted......................................................      15,000           3.79
  Forfeited....................................................     (15,200)          5.39
                                                                 ----------          -----
Balance, December 31, 1997.....................................     207,900           5.61
  Granted......................................................     199,058           3.20
  Forfeited....................................................     (12,250)          4.83
                                                                 ----------          -----
Balance, December 31, 1998.....................................     394,708      $    4.10
Converted HoloPak Options......................................      83,753           2.16
  Granted......................................................     700,481           1.90
  Forfeited....................................................     (17,000)          4.03
                                                                 ----------          -----
Balance, June 30, 1999.........................................   1,161,942      $    2.64
                                                                 ----------          -----
                                                                 ----------          -----

    The following table summarizes information about employee stock options at June 30, 1999:

   RANGE OF       NUMBER                         WEIGHTED-     EXERCISABLE     WEIGHTED-
   EXERCISE     OUTSTANDING      AVERAGE          AVERAGE         AS OF         AVERAGE
    PRICES       6/30/1999   REMAINING LIFE   EXERCISE PRICE    6/30/1999   EXERCISE PRICE
--------------  -----------  ---------------  ---------------  -----------  ---------------
$0.76 - $2.28      730,944            7.0             1.58        515,107           1.58
$2.29 - $4.55      256,418            3.6             3.41        246,418           3.45
$5.31 - $7.59      174,580            1.7             5.91        174,580           5.91
                                       --
                -----------                          -----     -----------         -----
$0.76 - $7.59    1,161,942            5.5        $    2.64        936,105      $    2.88

    At June 30, 1999 and December 31, 1998 and 1997, the number of options exercisable was 936,105 and 394,708 and 202,900 with a weighted-average exercise price of $2.88, $4.10 and $5.21.

(C)  EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees. The ESPP allows eligible employees the right to purchase common stock every eight weeks at 85% of the average market price during the eight week period. As of June 30, 1999, there were 400,000 shares of common stock reserved for the ESPP. The number of shares issued under the plan in 1999 and 1998 were 8,179 and 12,246 shares for $14,004 and $29,711 respectively.

(D)  SHARE REPURCHASE PROGRAM

    On May 25, 1999, the Company's Board of Directors authorized a share repurchase program to purchase up to 1 million shares in the open market, depending on market conditions and other factors. The Company did not repurchase any shares during the six-month period ended June 30, 1999.

(13)  OPERATING SEGMENTS

    The Company organizes its business units into three reportable segments: hot stamp foil, holography and pad printing machinery and supplies. The hot stamp foil segment develops, manufactures and distributes value added hot stamping foils, used by the graphic arts, plastic and packaging industries, to decorate or enhance products and their packaging. The holography segment manufactures holographic media used in the packaging and product enhancement industries. The pad print and supplies segment manufactures image transfer equipment, pad printing machinery, screen print systems and printing supplies. The segment accounting policies are the same as those described in the summary of significant accounting policies except that income tax expense is not allocated to the individual operating segments when determining segment profit or loss. The Company segments are managed separately, as they require different technologies, offer different products and serve different customers bases.

    The following table sets forth the six months ended June 30, 1999 and the twelve months ended December 31, 1998 and 1997 segment financial information:

                                            HOT STAMP                     PAD-PRINT    CORPORATE AND
                                              FOIL        HOLOGRAPHY    AND SUPPLIES    UNALLOCATED       TOTAL
                                          -------------  -------------  -------------  -------------  -------------
Net sales....................       1999  $  13,971,745  $   5,373,007  $   3,805,090   $        --   $  23,149,842
                                    1998     22,326,349      1,825,599      6,734,187            --      30,886,135
                                    1997     24,984,404      2,643,741      5,751,337            --      33,379,482

Interest expense.............       1999        287,143         13,516         77,105       (34,214)        343,550
                                    1998        577,767         35,160        182,665       (69,327)        726,265
                                    1997        227,000          7,147        169,054            --         403,201

Depreciation and
  amortization...............       1999        815,109        282,192        155,619            --       1,252,920
                                    1998      1,233,739        152,412        305,013            --       1,691,164
                                    1997      1,118,001        182,488        300,115            --       1,600,604

Segment profit (loss)........       1999         94,282         82,924        494,935      (443,659)        228,482
                                    1998      1,799,106       (368,788)      (132,889)     (818,853)        478,576
                                    1997      2,548,772        228,183        212,858      (531,015)      2,458,798

Segment assets...............       1999     24,963,964     11,363,262      7,650,911     3,613,716      47,591,853
                                    1998     17,794,165      2,039,784      7,868,264     2,118,659      29,820,872
                                    1997     18,764,401      1,197,670      7,502,841     4,617,138      32,082,050

Capital expenditures for
  Segment assets.............       1999        396,280        160,873             --            --         557,153
                                    1998        525,924        689,321         56,807            --       1,272,052
                                    1997      1,020,313        196,548         88,748            --       1,305,609

    The corporate and unallocated assets include assets of discontinued operations, notes receivable, income tax receivable, deferred income tax assets and other corporate assets. Assets of discontinued operations were $9,827,026 in 1997.

    Information as to Foilmark's operations in different geographical areas is presented below. Net sales are categorized based on location of the customer, while long-lived assets are categorized based on their location:

                                                      1999           1998           1997
                                                  -------------  -------------  -------------
Net sales:
  United States.................................  $  18,787,842  $  26,380,889  $  26,693,208
  Canada........................................      1,731,010             --             --
  Other International...........................      2,630,990      4,505,246      6,686,274
                                                  -------------  -------------  -------------
                                                  $  23,149,842  $  30,886,135  $  33,379,482
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Long-lived assets:
  United States.................................  $  17,539,855  $  14,773,169  $  14,856,170
  Canada........................................      1,991,769             --             --
                                                  -------------  -------------  -------------
                                                  $  19,531,624  $  14,773,169  $  14,856,170
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    The Company's other international sales are made principally to customers in Europe, South Africa, the Middle East, Mexico, and South and Central America. All foreign sales are payable in U.S. dollars. No single other international country accounted for more than 9% of the Company's net sales.

(14)  LEASES

    The Company's minimum annual rentals under various non-cancelable operating leases for warehouse space, equipment and autos are as follows:

Year ending June 30:
------------------------------------------------------------------
2000..............................................................  $1,464,703
2001..............................................................  1,193,024
2002..............................................................    820,137
2003..............................................................    650,566
2004..............................................................    563,866
Thereafter........................................................    454,838

    Rental expense under operating leases was $500,146, $598,000 and $516,000, in 1999, 1998 and 1997, respectively.

(15)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth quarterly financial information for 1999, 1998 and 1997 (in thousands, except for per share data):

                                                                                                                   NET LOSS PER
                                               INCOME (LOSS)      LOSS FROM       NET      NET INCOME (LOSS) PER      SHARE:
                                    GROSS     FROM CONTINUING   DISCONTINUED    INCOME       SHARE: CONTINUING     DISCONTINUED
                       NET SALES   PROFIT       OPERATIONS       OPERATIONS     (LOSS)          OPERATIONS          OPERATIONS
                       ---------  ---------  -----------------  -------------  ---------  -----------------------  -------------
1999:
First quarter........  $   8,195  $   2,591      $     306        $      --    $     306         $    0.07           $      --
Second quarter.......     14,955      4,286           (212)              --         (212)            (0.03)                 --
                       ---------  ---------         ------      -------------  ---------             -----              ------
                       $  23,150  $   6,877      $      94        $      --    $      94         $    0.02           $      --
                       ---------  ---------         ------      -------------  ---------             -----              ------
1998:
First quarter........  $   8,291  $   2,412      $     197        $      --    $     197         $    0.05           $      --
Second quarter.......      7,542      2,348             76               --           76              0.02                  --
Third quarter........      7,881      2,370            256               --          256              0.06                  --
Fourth quarter.......      7,172      1,917           (172)              --         (172)            (0.04)                 --
                       ---------  ---------         ------      -------------  ---------             -----              ------
                       $  30,886  $   9,047      $     357        $      --    $     357         $    0.09           $      --
                       ---------  ---------         ------      -------------  ---------             -----              ------
1997:
First quarter........  $   9,801  $   2,472      $     473        $    (238)   $     235         $    0.11           $   (0.05)
Second quarter.......      7,756      2,473            361              (33)         328              0.09               (0.01)
Third quarter........      8,417      2,495            396           (4,365)      (3,969)             0.10               (1.05)
Fourth quarter.......      7,405      2,160            245             (150)          95              0.06               (0.04)
                       ---------  ---------         ------      -------------  ---------             -----              ------
                       $  33,379  $   9,600      $   1,475        $  (4,786)   $  (3,311)        $    0.09           $   (1.15)
                       ---------  ---------         ------      -------------  ---------             -----              ------

                        TOTAL NET
                         INCOME
                       (LOSS) PER
                          SHARE
                       -----------
1999:
First quarter........   $    0.07
Second quarter.......       (0.03)
                       -----------
                        $    0.02
                       -----------
1998:
First quarter........   $    0.05
Second quarter.......        0.02
Third quarter........        0.06
Fourth quarter.......       (0.04)
                       -----------
                        $    0.09
                       -----------
1997:
First quarter........   $    0.06
Second quarter.......        0.08
Third quarter........       (0.95)
Fourth quarter.......        0.02
                       -----------
                        $   (0.80)
                       -----------

    Basic and diluted net income (loss) per share were the same for all periods presented.

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Notes payable-stockholders and other long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bank. Such fair values approximated carrying values at June 30, 1999 and December 31, 1998.

(17)  COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

SCHEDULE 1

                        FOILMARK, INC. AND SUBSIDIARIES

                   Schedule of Valuation and Qualifying Accounts
                         Six Months ended June 30, 1999
                 and the Years Ended December 31, 1998 and 1997

                                                          COL. B       COL. C                                   COL. F
                                                        -----------  -----------                              -----------
COL. A                                                  BALANCE AT   CHARGED TO      COL. D        COL. E     BALANCE AT
------------------------------------------------------   BEGINNING    COST AND    -------------  -----------    END OF
CLASSIFICATION                                           OF PERIOD     EXPENSE    DEDUCTIONS(1)     OTHER       PERIOD
------------------------------------------------------  -----------  -----------  -------------  -----------  -----------
For the year ended December 31, 1997: Allowance for
  doubtful accounts (deducted from accounts
  receivable).........................................     339,000       85,000        (76,000)          --      348,000
For the year ended December 31, 1998: Allowance for
  doubtful accounts (deducted from accounts
  receivable).........................................     348,000      119,000       (321,000)          --      146,000
For the six months ended June 30, 1999: Allowance For
  doubtful accounts (deducted from accounts
  receivable).........................................     146,000      615,000        (17,000)          --      744,000

------------------------

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

                                 EXHIBIT INDEX

    The following is a list of exhibit files as part of this Annual Report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Merger dated November 17, 1998 is incorporated herein by reference to the
               Company's Current Report on Form 8-K filed with the Commission on November 25, 1988.

      3.1    Restated Certificate of Incorporation of the Company dated October 14, 1993 is incorporated herein by reference to the Company's Registration Statement on Form S-1 filed with the Commission on October
               25, 1993.

      3.2    Restated Bylaws of the Company are incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1997 and filed with the Commission on March 27,
               1998.

      3.3    Specimen Stock Certificate of the Company is incorporated herein by reference to the Company's
               Current Report on Form 8-K filed with the Commission on May 24, 1994.

      3.4    Restated Certificate of Incorporation of the Company is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

      3.5    Restated Bylaws of the Company dated May 5, 1995 are incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and filed with the
               Commission.

      3.6    Second Amended and Restated Certificate of Incorporation dated November 20, 1998 is incorporated herein by reference to the registration statement on Form S-4 filed with the Commission on March
               22, 1999.

      3.7    Bylaws of Foilmark, Inc., amended as of April 23, 1999 are incorporated herein by reference to the
               Company's current report on Form 8-K filed with the Commission on May 5, 1999.

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

     10.6    Waiver Agreement between the Company and Leonard Mintz is incorporated herein by reference to
               Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on
               December 3, 1993.

     10.7    Form of Promissory Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.8    Form of Shareholder Note and Schedule of Notes is incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on May 9, 1994.

     10.9    China Sales and Distribution Agreement between the Company and X.D. Trading and Consulting Company dated October 25, 1993 is incorporated herein by reference to the Amendment No. 3 to the Company's
               Registration Statement on Form S-1 filed with the Commission on June 17, 1994.

     10.10   Sales and Licensing Agreement between the Company and Embossing Technology Limited dated November 10,
               1994 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on November 30, 1994.

     10.11   Industrial Revenue Bond Loan Agreement dated June 28, 1995 is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
               Commission.

     10.12   1995 Employee Stock Purchase Plan is incorporated herein by reference to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

     10.13   1995 Employee Stock Option Plan is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the Commission.

     10.14   Asset Purchase Agreement between Imtran Industries, Inc. et al, and the Company dated August 3, 1995 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
               Commission on September 1, 1995.

     10.15   Amended and Restated Employee Stock Purchase Plan dated January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

     10.16   Amended and Restated Employee Stock Option Plan dated January 31, 1996 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and filed with the Commission on March 30, 1996.

     10.17   Waiver and Amendment to Loan Agreement between the Company and Fleet Bank dated March 20, 1997 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Commission on April 14, 1997.

     10.18   Consulting Agreement between the Company and Edward Sullivan dated January 1, 1999 is incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the Commission on March 22, 1999.

     10.19   Lease Agreement between the Company and Edward G. Molin dated April 21, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the Commission on August 12, 1997.

     10.20   Lease Agreement between the Company and Parker Street Realty Trust dated July 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 and filed with the Commission August 12, 1997.

     10.21   Lease Agreement between the Company and Faircourt Realty Co. dated April 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997 and filed with the Commission on August 12, 1997.

     10.22   1997 Non-Employee Director Stock Plan dated April 11, 1997 is incorporated herein by reference to the
               Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the
               Commission on August 12, 1997.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.23   Shareholder Agreement between the Company and certain shareholders of HoloPak Technologies, Inc., dated November 17, 1998 is incorporated herein by reference to the Company's Current Report on Form
               8-K filed with the Commission on November 25, 1998.

     10.24   Shareholder Agreement between certain substantial shareholders of the Company and HoloPak
               Technologies, Inc., dated November 17, 1998 is incorporated herein by reference to the Company's
               Current Report on Form 8-K filed with the Commission on November 25, 1998.

     10.25   Non-Competition Agreement between the Company and Leonard Mintz dated December 23, 1998 is incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the
               Commission on March 22, 1999.

     10.26   Waiver to Loan Agreement between the Company and Fleet Bank dated February 18, 1999 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1998 and filed with the Commission on March 29, 1999.

     10.27   Employment Agreement dated March 26, 1998 between Douglas Parker and the Company is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1999 and filed with the Commission on May 14, 1999.

     10.28   Lease Agreement between the Company and Anchor Associates dated May 14, 1998, commencing March 1,
               1999 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1999 and filed with the Commission on May 14, 1999.

     10.29   Voting Agreement between Foilmark and certain stockholders of Foilmark dated April 23, 1999 on Form
               8-K filed with the Commission on May 5, 1999.

     10.30   Indemnification Agreement between Foilmark and Thomas A. Schwarz dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.31   Indemnification Agreement between Foilmark and Frank J. Olsen, Jr., dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
               Commission on May 5, 1999.

     10.32   Indemnification Agreement between Foilmark and Philip Leibel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.33   Indemnification Agreement between Foilmark and Michael Foster dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.34   Indemnification Agreement between Foilmark and Michael Bertuch dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.35   Indemnification Agreement between Foilmark and Edward Sullivan dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.36   Indemnification Agreement between Foilmark and Glenn Regan dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.37   Indemnification Agreement between Foilmark and Douglas Parker dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.38   Indemnification Agreement between Foilmark and Carol J. Robie dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.39   Indemnification Agreement between Foilmark and Wilhelm Kutsch dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.40   Indemnification Agreement between Foilmark and Brian Kelly dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.41   Indemnification Agreement between Foilmark and Harvey Share dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.42   Indemnification Agreement between Foilmark and James Rooney dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.43   Indemnification Agreement between Foilmark and Joseph T. Webb dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.44   Indemnification Agreement between Foilmark and Arthur Karmel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.45   Indemnification Agreement between Foilmark and Robert Simon dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.46   Indemnification Agreement between Foilmark and Michael Mathews dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.47   Employment Agreement between Foilmark and Frank J. Olsen, Jr., dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5,
               1999.

     10.48   Employment Agreement between Foilmark and Arthur Karmel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.49   Employment Agreement between Foilmark and Joseph T. Webb dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.50   Employment Agreement between Foilmark and James Rooney dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.51   Registration Rights Agreement among Foilmark, Bradford Venture Partners, Overseas Private Investor
               Partners and certain other stockholders of Foilmark dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

     10.52   Amended and Restated Credit Agreement dated August 6, 1999 between Fleet National Bank and the
               Company, and exhibits thereto.

     10.53   Employment Agreement dated July 1, 1999 between Carol J. Robie and the Company.

     10.54   Employment Agreement dated July 1, 1999 between Wilhelm Kutsch and the Company.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
     10.55   Employment Agreement dated July 1, 1999 between Philip Leibel and the Company.

     10.56   First Amendment to the Foilmark, Inc. Amended and Restated 1995 Stock Incentive Compensation Plan
               dated August 19, 1999.

     10.57   First Amendment to the Foilmark, Inc. Non-Employee Directors' Stock Plan dated August 19, 1999.

    *10.58   Lease dated April 23, 1999 between Owen Wagener & Co. and the Company.

    *10.59   Third Extension and Amendment to Lease dated as of April 30, 1999 between Highview Properties-One,
               LLC and Transfer Print Foils.

     27      Financial Data Schedule

* To be filed by Amendment