Form 10-K/A
period 1999-06-30
FOILMARK INC
filed 1999-09-29
CIK 914066

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


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

    The number of shares outstanding of the registrant's common stock at September 15, 1999--7,899,956

                       Exhibit Index Located on Page--19

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    The undersigned hereby amends the following exhibits of its annual report on Form 10-K for the fiscal year ended June 30, 1999 as follows:



Exhibit 10.58, Lease dated April 23, 1999, and Exhibit 10.59, Third Extension and Amendment to Lease dated April 30, 1999, are filed herewith.

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

          SIGNATURE                      CAPACITY                  DATE
- ------------------------------  --------------------------  -------------------

     /s/ ROBERT J. SIMON
- ------------------------------  Chairman of the Board       September 28, 1999
       Robert J. Simon

      /s/ FRANK J. OLSEN
- ------------------------------  President                   September 28, 1999
        Frank J. Olsen            Chief Executive Officer

      /s/ PHILIP LEIBEL
- ------------------------------  Vice President--Finance     September 28, 1999
        Philip Leibel             Chief Financial Officer

     /s/ EDWARD SULLIVAN
- ------------------------------  Vice President--West Coast  September 28, 1999
       Edward Sullivan            Operations & Director

    /s/ MICHAEL J. BERTUCH
- ------------------------------  Director                    September 28, 1999
      Michael J. Bertuch

      /s/ MICHAEL FOSTER
- ------------------------------  Director                    September 28, 1999
        Michael Foster

      /s/ THOMAS SCHWARZ
- ------------------------------  Director                    September 28, 1999
        Thomas Schwarz

          SIGNATURE                      CAPACITY                  DATE
- ------------------------------  --------------------------  -------------------

       /s/ JAMES ROONEY
- ------------------------------  Director                    September 28, 1999
         James Rooney

     /s/ MICHAEL MATHEWS
- ------------------------------  Director                    September 28, 1999
       Michael Mathews

       /s/ BRIAN KELLY
- ------------------------------  Director                    September 28, 1999
         Brian Kelly

     /s/ HARVEY S. SHARE
- ------------------------------  Director                    September 28, 1999
       Harvey S. Share

                                 EXHIBIT INDEX

    The following is a list of exhibit files as part of this Annual Report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

EXHIBIT NO.                                               DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
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

EXHIBIT NO.                                               DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
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

EXHIBIT NO.                                               DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
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

EXHIBIT NO.                                               DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
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

     10.52   Amended and Restated Credit Agreement dated August 6, 1999 between Fleet National Bank and the
               Company, and exhibits thereto.

     10.53   Employment Agreement dated July 1, 1999 between Carol J. Robie and the Company.

     10.54   Employment Agreement dated July 1, 1999 between Wilhelm Kutsch and the Company.

EXHIBIT NO.                                               DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
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

* Filed herewith