Form 10-Q
period 1999-09-30
FOILMARK INC
filed 1999-11-09
CIK 914066

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR


/   /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/       No  / /

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS:

     Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes / /       No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                 Title                              Outstanding

       $.01 par value common stock                   7,905,750

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q


                                                                                     PAGE

INDEX                                                                                 2

PART I - FINANCIAL INFORMATION:

           Item 1 - Financial Statements
           Consolidated Balance Sheets - September 30, 1999 (Unaudited)
               and June 30, 1999                                                      3

           Consolidated Statements of Operations for the Three Months Ended
               September 30, 1999 and  September 30, 1998 (Unaudited)                 4

           Consolidated Statements of Cash Flows for the Three Months Ended
               September 30, 1999 and September 30, 1998 (Unaudited)                  5

           Notes to Consolidated Financial Statements                                 6

           Item 2 - Management's Discussion and Analysis of Financial Conditions
               and Results of Operations                                             7-9

PART II - OTHER INFORMATION:

           Item 1 - Legal Proceedings                                                10

           Item 2 - Changes in Securities                                            10

           Item 3 - Defaults Upon Senior Security                                    10

           Item 4 - Submission of Matters to Vote of Security Holders                10

           Item 5 - Other Information                                                10

           Item 6 - Other Proceedings                                                10

           Signatures                                                                11

           Schedule of Financial Data                                                12


PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,           June 30,
                  ASSETS                                                                       1999                 1999
                  ------                                                                       ----                 ----
                                                                                           (Unaudited)           (Audited)
          CURRENT ASSETS:
                Cash                                                                           $ 1,462,106          $ 1,326,231
                Accounts receivable - trade (less allowance for doubtful
                  accounts) of $1,233,970 and $1,397,000                                        11,258,650           10,747,909
                Inventories                                                                     13,392,286           13,039,186
                Other current assets                                                               816,839              989,242
                Deferred income taxes                                                            1,957,661            1,957,661
                                                                                        -------------------  -------------------
                           Total current assets                                                 28,887,542           28,060,229

                Property, plant and equipment, net                                              14,090,052           14,164,745
                Bond and mortgage financing costs                                                  322,560              335,381
                Intangible assets, net                                                           4,070,349            4,133,206
                Restricted cash                                                                    115,688               33,333
                Other assets                                                                       333,539              223,368
                Notes receivable                                                                   616,936              641,591
                                                                                        -------------------  -------------------
                                                                                              $ 48,436,666         $ 47,591,853
                                                                                        ===================  ===================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          CURRENT LIABILITIES:
                Current installments of notes payable - stockholders                             $ 124,435            $ 124,024
                Current installments of other long-term debt                                     1,129,517              414,831
                Accounts payable                                                                 3,267,797            6,266,153
                Accrued expenses                                                                 5,102,205            1,094,806
                Income tax payable                                                                 402,425              230,720
                Merger integration costs and related liabilities                                 1,137,339            1,839,505
                Customer deposits                                                                   64,082               64,949
                                                                                        -------------------  -------------------
                           Total current liabilities                                            11,227,800           10,034,988

          LONG-TERM DEBT:
                Notes payable to stockholders, net of current installments                         454,375              471,280
                Other long-term debt, net of current installments                               11,598,303           12,743,848
                                                                                        -------------------  -------------------
                                                                                                12,052,678           13,215,128

          Deferred Income Taxes                                                                  1,083,385            1,083,385

          STOCKHOLDERS' EQUITY:
                Common stock ($.01 par value; 15,000,000 shares authorized:
                  7,905,750 and 7,903,715 shares issued and outstanding)                            79,057               79,037
                Additional paid-in capital                                                      21,212,497           21,208,036
                Retained earnings                                                                2,775,123            1,983,308
                Accumulated other comprehensive income                                               6,126              (12,029)
                                                                                        -------------------  -------------------
                           Total stockholders' equity                                           24,072,803           23,258,352
                                                                                        -------------------  -------------------

                                                                                              $ 48,436,666         $ 47,591,853
                                                                                        ===================  ===================


          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                           Three Months Ended September 30,
                                                                        ----------------------------------------
                                                                             1999                  1998
                                                                             ----                  ----
          Net sales                                                        $ 16,322,965             $ 7,881,025
          Cost of sales                                                      11,376,109               5,511,211
                                                                        ----------------   ---------------------
              Gross profit                                                    4,946,856               2,369,814

          Selling, general and administrative expenses                        3,462,961               1,862,005

          Income from operations                                              1,483,895                 507,809

          Other income (expense):
              Interest expense - net                                           (215,276)               (168,341)
              Other income                                                        9,196                       -
                                                                        ----------------   ---------------------
                 Income from operations before income taxes                   1,277,815                 339,468

          Income tax expense                                                    486,000                  98,432
                                                                        ================   =====================
          Net income                                                          $ 791,815               $ 241,036
                                                                        ================   =====================

          Net income (loss) per share
              From operations--basic                                             $ 0.10                  $ 0.06
              From operations--diluted                                           $ 0.10                  $ 0.06


          Weighted average shares outstanding
                 Basic                                                        7,905,750               4,174,356
                 Diluted                                                      8,186,851               4,174,356


                  See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                     Three Months Ended September 30
                                                                                 ---------------------------------------
                                                                                        1999                1998
                                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from operations                                                                $ 791,815           $ 256,366
          Adjustments to reconcile net income to net cash provided
                 by continuing operations:
              Depreciation                                                                  735,931             326,453
              Amortization                                                                   79,907              82,181
              Provision for doubtful accounts                                              (163,030)                  -
              Deferred taxes                                                                      -                   -
              Change in assets and liabilities, net of effects of acquisitions:                                       -
                 Increase in accounts receivable                                           (347,711)           (382,956)
                 (Increase) decrease in inventories                                        (353,100)            444,030
                 Decrease in income taxes receivable                                              -             687,470
                 Decrease (increase) in bond & mtg financing costs
                     and other assets                                                        82,658             (80,464)
                 Decrease in customer deposits                                                 (867)                  -
                 Increase (decrease) in accounts payable and accrued expenses             1,009,043            (253,389)
                 Increase in income taxes payable                                           171,705                   -
                 Decrease in merger integration costs                                      (702,166)                  -
                                                                                 -------------------  ------------------
              Net cash provided by operating activities                                   1,304,185           1,079,691
                                                                                 -------------------  ------------------

              Net cash used in discontinued operations                                            -            (217,638)
                                                                                 -------------------  ------------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures                                                         (661,238)           (198,483)
              Increase in cash - restricted                                                 (82,355)                  -
                                                                                 -------------------  ------------------
              Net cash used in investing activities                                        (743,593)           (198,483)
                                                                                 -------------------  ------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:
              Payment of notes payable to stockholders                                      (16,494)            (15,540)
              Proceeds of other long-term debt                                            5,019,725                   -
              Payments of other long-term debt                                           (5,450,584)           (875,420)
              Proceeds from shares issued under  benefit plans                                4,481              10,026
                                                                                 -------------------  ------------------
              Net cash used for financing activities                                       (442,872)           (880,934)
                                                                                 -------------------  ------------------

          Effect of exchange rate changes on cash                                            18,155                   -
                                                                                 -------------------  ------------------

          NET INCREASE (DECREASE) IN CASH                                                   135,875            (217,364)
          Cash - beginning of period                                                      1,326,231             367,011
                                                                                 -------------------  ------------------
          Cash - end of period                                                          $ 1,462,106           $ 149,647
                                                                                 ===================  ==================

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          CASH PAID DURING THE YEAR FOR:
              Interest                                                                    $ 154,588           $ 102,404
              Income taxes                                                                $ 549,845             $ 5,007


          See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries (the "Company") for the three-month period ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but included all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 28, 1999, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended September 30, 1999 are not necessarily indicative of the operating results for the remainder of the year.

2. In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999.

3. On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and aggregate merger consideration of $4,735,718 in cash. The results of the operations for the year ended June 30, 1999 include HoloPak from April 23, 1999.

4. The classification of inventories as of September 30, 1999 and June 30, 1999 was as follows:


                                  September 30, 1999        June 30, 1999
                                  ------------------        -------------

          Raw Materials               $ 4,082,470             $ 4,073,544
          Work in Progress              2,476,752               2,347,004
          Finished Goods                6,833,064               6,618,638
                                      -----------             -----------

                Total                 $13,392,286             $13,039,186
                                      ===========             ===========


5. The following table sets forth the segment financial information for the three months ended September 30, 1999 and 1998:


                                                Hot Stamp                      Pad Print       Corporate and
                                                   Foil       Holography      and Supplies      Unallocated         Total
                                                   ----       ----------      ------------      -----------         -----

Sales to External Customers         1999        8,668,047     6,026,482        1,628,436                --       16,322,965
                                    1998        4,827,305       986,538        2,067,182                --        7,881,025

Segment Profit                      1999        1,007,748       578,719          (88,092)         (220,560)       1,277,815
                                    1998          540,293        15,379          (62,081)         (154,123)         339,468


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion and analysis includes certain forward-looking statements which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Such forward-looking statements are based on current expectations, and actual results may differ materially.

RECENT INFORMATION

On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. Foilmark issued a total of 3,715,935 shares and $4,753,718 in cash. The results of operations for the three months ended September 30, 1999 include HoloPak for the complete three-month period.

NET SALES for the three months ended September 30, 1999 were $16.3 million, compared to $7.9 million for the same three-month period in 1998. The 107% increase in revenues, or $8.4 million, was primarily the result of the addition of HoloPak. Due to general softness for the pad print machines during the first quarter, sales declined by $400,000, compared to the same quarter in 1998. This decrease was offset by the Foilmark hot stamp foil segment, which increased sales by $400,000 on strong demand in the three months ended September 30,1999, compared to the comparable three-month period of 1998.

GROSS PROFIT increased to 30.3% for the three months ended September 30, 1999 from 30.1% for the three months ended September 30, 1998. On a true comparison basis, by eliminating the HoloPak results, the actual gross profit for the 1999 first quarter would have been 35%. This indicates a 16.3% increase in gross profit percentage from the three months ended September 30, 1998. Including the HoloPak group, which operated at a 25.9% gross profit for the three months ended September 30, 1999, the overall gross profit was reduced to 30.3%. The HoloPak gross profit of 25.9% is an improvement over the period ended June 30, 1999 at 22.1%.

The improvements in both the HoloPak and Foilmark gross profits are the result of changes made in manufacturing through longer production runs, reduction of low-volume products and elimination of duplication of products, all of which increased efficiencies and reduced waste.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $3.5 million for the three months ended September 30, 1999, an increase of $1.6 million from the three months ended September 30, 1998. $1.3 million of the increase is the result of the HoloPak acquisition, which was not comparable in the 1998 quarter. The balance of the increase was the result of computer-training costs associated with implementation of a new computer system that became operational November 1, 1999 and increases in professional fees over the prior year.

INCOME FROM OPERATIONS increased by 192% to $1,484,000 for the three months ended September 30, 1999, compared to $508,000 for the three months ended September 30, 1998. The increase in income from operations is the result of higher sales amounting to $8.4 million.

INTEREST EXPENSE rose to $215,000 for the three months ended September 30, 1999 from $168,000 for the three months ended September 30,1998. The increase in interest expense is due to the $3.7 million increase in bank debt as a result of the HoloPak acquisition.

PROVISION FOR INCOME TAXES totaled $486,000 for the three months ended September 30, 1999, compared to $98,000 for the comparable 1998 three-month period. It is anticipated that the effective tax rate for the current fiscal year will be 38%.

NET INCOME AND EARNINGS PER SHARE were $791,815, or $0.10 per share, for the three months ended September 30, 1999, compared to $241,036, or $0.06 per share, for the three months ended September 30, 1998. The increase in net income and earnings per share was directly attributable to the $8.4 million increase in revenues, resulting in a $2.6 million increase in gross profit and a $550,000 increase in net profit. Earnings per share increased by 67% on a 90% increase in average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a new loan agreement with its principal bank on August 6, 1999, which provides for a $10 million line of credit, a $5 million term loan and a $4 million equipment line of credit, subject to covenant compliance. At September 30, 1999, the Company was in compliance with all covenants under the new loan agreements. Total availability under the line of credit is $9.7 million. The Company expects that cash from operations and the new credit facility will be sufficient to meet its operating needs for the foreseeable future.

OTHER MATTERS

Year 2000--Management believes that substantially all of its computer systems, including those of HoloPak, are Year 2000 compliant as of November 1, 1999. The Company performed an assessment of its Year 2000 readiness, which included financial, operational and information systems. The majority of the Company's manufacturing equipment does not include software or have embedded microprocessors, and of those that do, all have been determined to be Year 2000 compliant.

As a result of the assessment phase, the Hewlett-Packard UNIX platform on which the Company operates its software was upgraded in order to be Y2K compliant. The new server, at a cost of $100,000, was installed in the second quarter of 1999 and is operational. As a result of the recent acquisition of HoloPak, the Company decided to implement a new software application, which is Y2K compliant. The cost of the software was $264,000. It was installed and tested in the third quarter of calendar 1999 and was operational November 1, 1999. The Company currently does not believe that any future costs to ensure the Company's Y2K readiness will be necessary.

None of Foilmark's or HoloPak's products are date-sensitive. Hot stamping foils and supplies have no computerized equipment embedded in them, and pad printing machines have no date-sensitive embedded microprocessors. The Company's new network hardware and software are fully compliant and not date-sensitive.

Foilmark sent out Y2K questionnaires to suppliers, customers and critical service providers. Evaluations of Foilmark's and HoloPak's critical suppliers were completed on June 30, 1999. Although Foilmark cannot control external suppliers' and customers' ability to be Y2K compliant, it can certainly express its concerns regarding customers' and suppliers' non-compliance. The questionnaire assessed whether the suppliers and customers were compliant and whether and to what extent they will be compliant prior to January 1, 2000. If respondents indicated non-compliance, Foilmark intends to assess the consequences and include any steps it deems necessary in its contingency plan, which has been completed.

Y2K compliance has been a senior management priority for some time. The Company believes that it has state-of-the-art technology, which will not require as comprehensive a program as compared to older systems. Nevertheless, the Company cannot reasonably predict the effect on its operations if customers, vendors and service providers are not Y2K compliant. Although senior management does not think this will be the case, the Company's business and results of operations could be adversely affected in the first quarter of calendar 2000 if its customers, vendors or service providers are not Y2K compliant.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS                            Not Applicable


ITEM 2 - CHANGES IN SECURITIES                        Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITY                Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of the Company was held on November 4, 1999 for the following purposes: to elect each of Michael Bertuch, Michael Foster and Harvey Share as directors of the Company; to adopt an amendment to the Foilmark, Inc. Amended and Restated 1995 Stock Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the 1995 Plan from 400,000 to 600,000; to adopt an amendment to the Foilmark, Inc. Non-Employee Directors Stock Plan to increase the number of shares of common stock reserved for issuance under the Directors Plan from 75,000 to 150,000; and to approve KPMG LLP as the Company's independent auditors for the fiscal year ended June 30, 2000.

1. With respect to the proposal to elect each of Michael Bertuch, Michael Foster and Harvey Share as directors of the Company, there were votes cast for the nominees as follows:


                                     Votes Cast For       Votes Withheld
                                     --------------       --------------
                 Michael Bertuch        7,336,576          213,253
                 Michael Foster         7,345,384          204,253
                 Harvey Share           7,345,384          204,253


2. With respect to the proposal to adopt an amendment to the Foilmark, Inc. Amended and Restated 1995 Stock Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the 1995 Stock Incentive Compensation Plan to increase the number of shares of common stock reserved for issuance under the 1995 Plan from 400,000 to 600,000, there were 7,306,007 votes cast for this proposal, 478,455 votes cast against this proposal and 67,575 votes abstaining.

3. With respect to the proposal to adopt an amendment to the Foilmark, Inc. Non-Employee Directors Stock Plan to increase the number of shares of common stock reserved for issuance under the Directors Plan from 75,000 to 150,000, there were 7,005,922 votes cast for this proposal, 479,014 votes cast against this proposal and 64,701 votes abstaining.

4. With respect to the proposal to approve KPMG LLP as the Company's independent auditors for the fiscal year ended June 30, 2000, there were 7,524,882 votes cast for this proposal, 21,295 votes cast against this proposal and 3,460 votes abstaining. There were no broker non-votes with respect to any of the proposals.


ITEM 5 - OTHER INFORMATION                            Not Applicable


ITEM 6 - OTHER PROCEEDINGS                            Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FOILMARK, INC.
                                         (Registrant)



Date:  November 9, 1999                  /s/ FRANK J. OLSEN, JR.
                                         --------------------------------
                                         Frank J. Olsen, Jr.
                                         President and
                                         Chief Executive Officer



Date:  November 9, 1999                  /S/ PHILIP LEIBEL
                                         --------------------------------
                                         Philip Leibel
                                         Vice President-Finance and
                                         Chief Financial Officer