Form 10-Q
period 1999-12-31
FOILMARK INC
filed 2000-02-14
CIK 914066

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number:  0000914066

                                 FOILMARK, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                                                    11-3101034
(State of other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

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

Yes  / /       No  / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Title                                         Outstanding

       $.01 par value common stock                   7,942,239

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q

                                                                                                  PAGE

INDEX                                                                                                2

PART I - FINANCIAL INFORMATION:

           Item 1 - Financial Statements

           Consolidated Balance Sheets - December 31, 1999 (Unaudited) and June 30, 1999             3

           Consolidated Statements of Operations for the Three and Six Months Ended
               December 31, 1999 and December 31, 1998 (Unaudited)                                   4

           Consolidated Statements of Cash Flows for the Six Months Ended
               December 31, 1999 and December 31, 1998 (Unaudited)                                   5

           Notes to Consolidated Financial Statements (Unaudited)                                  6-8

           Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          9-10

PART II - OTHER INFORMATION:

           Item 1 - Legal Proceedings                                                               11

           Item 2 - Changes in Securities                                                           11

           Item 3 - Defaults Upon Senior Security                                                   11

           Item 4 - Submission of Matters to Vote of Security Holders                               11

           Item 5 - Other Information                                                               11

           Item 6 - Other Proceedings                                                               11

           Signatures                                                                               12

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,           JUNE 30,
ASSETS                                                                                 1999                 1999
------                                                                                 ----                 ----
                                                                                   (UNAUDITED)
CURRENT ASSETS:
      Cash                                                                          $    459,437         $  1,326,231
      Accounts receivable - trade (less allowance for doubtful
        accounts of $1,037,000 and $1,397,000, respectively)                          10,307,942           10,747,909
      Inventories                                                                     13,916,622           13,039,186
      Other current assets                                                               914,116              989,242
      Deferred income taxes                                                            1,957,661            1,957,661
                                                                                    ------------         ------------
                 Total current assets                                                 27,555,778           28,060,229

Property, plant and equipment, net                                                    13,933,703           14,164,745
Bond and mortgage financing costs, net                                                   309,739              335,381
Intangible assets, net                                                                 3,988,954            4,133,206
Restricted cash                                                                          233,333               33,333
Other assets                                                                             273,111              223,368
Notes receivable                                                                       1,137,762              641,591
                                                                                    ------------         ------------
                                                                                    $ 47,432,380         $ 47,591,853
                                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Current installments of notes payable - stockholders                          $    127,155         $    124,024
      Current installments of other long-term debt                                     1,282,993              414,831
      Accounts payable                                                                 2,025,233            3,895,250
      Accrued expenses                                                                 5,269,542            3,465,709
      Income tax payable                                                                 135,602              230,720
      Merger integration costs and related liabilities                                 1,794,063            1,839,505
      Customer deposits                                                                   64,359               64,949
                                                                                    ------------         ------------
                 Total current liabilities                                            10,698,947           10,034,988

LONG-TERM DEBT:
      Notes payable to stockholders, net of current installments                         407,450              471,280
      Other long-term debt, net of current installments                               10,322,930           12,743,848
                                                                                    ------------         ------------
                                                                                      10,730,380           13,215,128

Deferred income taxes                                                                  1,083,385            1,083,385

STOCKHOLDERS' EQUITY:
      Preferred stock ($.01 par value; 500,000 shares authorized; 0 shares
        issued and outstanding)                                                                -                    -
      Common stock ($.01 par value; 15,000,000 shares authorized:
        7,929,024 and 7,903,715 shares issued, respectively)                              79,290               79,037
      Additional paid-in capital                                                      21,242,731           21,208,036
      Retained earnings                                                                3,535,776            1,983,308
      Treasury stock, at cost (18,800 shares)                                            (59,088)                   -
      Accumulated other comprehensive income (loss)                                      120,959              (12,029)
                                                                                    ------------         ------------
                 Total stockholders' equity                                           24,919,668           23,258,352
                                                                                    ------------         ------------
                                                                                    $ 47,432,380         $ 47,591,853
                                                                                    ============         ============

          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31,         SIX MONTHS ENDED DECEMBER 31,
                                                             -------------------------------         ----------------------------
                                                                1999                1998                1999               1998
                                                                ----                ----                ----               ----
Net sales                                                  $ 16,048,647          $ 7,172,603        $ 32,371,612      $ 15,053,628
Cost of sales                                                11,022,554            5,256,124          22,398,663        10,767,335
                                                           ------------          -----------        ------------      ------------

     Gross profit                                             5,026,093            1,916,479           9,972,949         4,286,293

Selling, general and administrative expenses                  3,560,585            2,062,733           7,023,546         3,924,738
                                                           ------------          -----------        ------------      ------------

Income (loss) from operations                                 1,465,508             (146,254)          2,949,403           361,555

Other income (expense):
     Interest expense - net                                    (218,017)            (178,291)           (433,293)         (346,632)
     Other                                                      (20,838)              23,363             (11,642)           23,363
                                                           ------------          -----------        ------------      ------------
Income (loss) from operations before
     (provision for) benefit of taxes                         1,226,653             (301,182)          2,504,468            38,286

(Provision for) benefit of income taxes                        (466,000)             143,908            (952,000)           45,476
                                                           ------------          -----------        ------------      ------------

Net income (loss)                                          $    760,653          $  (157,274)       $  1,552,468      $     83,762
                                                           ============          ===========        ============      ============

Net income (loss) per share:
        Basic                                              $       0.10          $     (0.04)       $       0.20      $       0.02
        Diluted                                            $       0.09          $     (0.04)       $       0.19      $       0.02

Weighted average shares outstanding:
        Basic                                                 7,914,275            4,172,447           7,909,548         4,172,447
        Diluted                                               8,180,622            4,172,447           8,183,834         4,172,447


     See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (UNAUDITED)

                                                          SIX MONTHS ENDED DECEMBER 31,
                                                          -----------------------------
                                                               1999            1998
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   1,552,468        $    83,762
   Adjustments to reconcile net income to net cash
        provided by continuing operations:
      Depreciation                                            1,480,900            676,223
      Amortization                                              169,894            153,699
      Provision for doubtful accounts                            39,932             91,000
      Deferred taxes                                                  -            311,320
      Change in assets and liabilities:
        Decrease in accounts receivable                         443,041              2,655
        (Increase) decrease in inventories                     (851,156)           517,679
        Decrease in income taxes receivable                          -            845,774
        Increase in notes receivable and other assets          (441,216)          (172,844)
        Decrease in customer deposits                              (590)           (39,494)
        Decrease in accounts payable and accrued expenses       (81,875)          (549,227)
        Decrease in income taxes payable                        (97,081)                 -
        Decrease in merger integration costs and
          related liabilities                                   (45,442)                 -
                                                            -----------         ----------
      Net cash provided by operating activities               2,168,875          1,920,547
                                                            -----------         ----------

      Net cash used in discontinued operations                        -           (253,421)
                                                            -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (1,249,858)          (598,864)
      Increase in cash - restricted                            (200,000)                 -
                                                            -----------         ----------
      Net cash used in investing activities                  (1,449,858)          (598,864)
                                                            -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of notes payable to stockholders                 (60,699)           (57,183)
      Proceeds of other long-term debt                        5,019,725                  -
      Payments of other long-term debt                       (6,572,481)          (922,474)
      Treasury stock purchases                                  (59,088)                 -
      Proceeds from exercise of stock options                    34,948             15,278
                                                            -----------         ----------
      Net cash used in financing activities                  (1,637,595)          (964,379)
                                                            -----------         ----------

   Effect of exchange rate changes on cash                       51,784                  -
                                                            -----------         ----------

NET INCREASE (DECREASE) IN CASH                                (866,794)           103,883
   Cash - beginning of period                                 1,326,231            367,011
                                                            -----------         ----------
   Cash - end of period                                     $   459,437         $  470,894
                                                            -----------         ----------
                                                            -----------         ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD:

      Interest                                              $   326,250         $  297,374
      Income taxes                                          $ 1,366,523         $    3,007

             See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNUADITED)

1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries (the "Company") for the three and six month periods ended December 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. These consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 28, 1999, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and six months ended December 31, 1999 are not necessarily indicative of the operating results for the remainder of the year.

2. In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999.

3. On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and $4,753,718 in cash. The Company's results of operations for the three and six month periods ended December 31, 1999 include HoloPak for the complete three and six month periods. As of December 31, 1999, accrued merger integration costs totaled $1,794,063, down from $1,839,505 at June 30, 1999. The decrease is due to payments made during the fiscal 2000 period against the accrued merger integration liability account. These accrued costs are principally related to personnel costs, expected to be paid out in the next twelve months, and costs associated with lease terminations, expected to be paid out during the term of the underlying agreements.

4. The composition of inventories as of December 31, 1999 and June 30, 1999 was as follows:

                                December 31, 1999        June 30, 1999
                                -----------------        -------------
                                  (unaudited)

          Raw Materials           $ 4,242,019              $ 4,073,544
          Work in Process           2,990,973                2,347,004
          Finished Goods            6,683,630                6,618,638
                                  -----------              -----------

                Total             $13,916,622              $13,039,186
                                  ===========              ===========

5. The following table sets forth the segment financial information for the three months ended December 31, 1999 and 1998:

                                               Hot Stamp                      Pad Print       Corporate and
                                                 Foil       Holography      and Supplies       Unallocated                 Total
                                                 ----       ----------      ------------       -----------                 -----

Sales to External Customers         1999      8,636,824       5,673,075        1,738,748                --           16,048,647
                                    1998      5,307,556         387,065        1,477,982                --            7,172,603

Segment Profit (Loss)               1999        109,347       1,337,439           83,946          (304,079)           1,226,653
                                    1998        (86,732)          8,639          (52,474)         (170,615)            (301,182)

     The following table sets forth the segment financial information for the six months ended December 31, 1999 and 1998:

                                               Hot Stamp                      Pad Print       Corporate and
                                                 Foil       Holography      and Supplies       Unallocated                 Total
                                                 ----       ----------      ------------       -----------                 -----

Sales to External Customers         1999      17,304,871      11,699,557        3,367,184                --           32,371,612
                                    1998      10,134,861       1,373,603        3,545,164                --           15,053,628

Segment Profit (Loss)               1999       1,117,095       1,916,158           (4,146)         (524,639)           2,504,468
                                    1998         453,561          24,018         (114,555)         (324,738)              38,286

6. Accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets represents the effect of the change in foreign currency exchange rates. Comprehensive income for the three and six month periods ended December 31, 1999 was $875,486 and $1,685,456, respectively. Comprehensive income (loss) for the three and six months ended December 31, 1998 was (157,274) and 83,762, respectively.

7. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. Diluted income (loss) per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds unless the effect is antidilutive.

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted income (loss) per share for the three and six months ended December 31, 1999 and 1998 is as follows:

                                               3 Mos. Ended           3 Mos. Ended           6 Mos. Ended             6 Mos. Ended
                                                  12/31/99               12/31/98               12/31/99                12/31/98
                                                  --------               --------               --------                --------
Weighted Average Shares--Basic                     7,914,275              4,172,447              7,909,548               4,172,447

Effect of Dilutive Stock Options                     266,347                     --                274,286                      --
                                                   ---------              ---------              ---------               ---------

Weighted Average Shares--Diluted                   8,180,622              4,172,447              8,183,834               4,172,447
                                                   =========              =========              =========               =========

Weighted Average Shares--

Antidilutive Stock Options                           970,424                552,397                918,057                 558,397
                                                   =========              =========              =========               =========

8. In the fiscal 2000 second quarter, the Company sold a supply product line for cash and notes receivable amounting to $600,000. The sale consisted primarily of inventory at cost and intangibles, including trade name and engineering drawings. The Company did not recognize any gain or loss on this transaction.

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

RECENT INFORMATION

On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. Foilmark issued a total of 3,715,935 shares and $4,753,718 in cash. The results of operations for the three and six months ended December 31, 1999 include HoloPak.

NET SALES for the three months ended December 31,1999 were $16.0 million, compared to $7.2 million for the same 1998 three month period. The 124% increase in revenues, or $8.9 million, was primarily the result of the addition of HoloPak. The balance of the increase, amounting to $1.2 million, was from increased demand in the hot stamping foil and holographic product lines.

Revenues for the six months ended December 31, 1999 increased by 115% to $32.4 million from $15.1 million for the same six months in 1998, primarily as a result of the HoloPak merger.

GROSS PROFIT for the three and six months ended December 31, 1999 was 31.3% and 30.8%, respectively, compared to 26.7% and 28.5% for the three and six months ended December 31, 1998, respectively. The improvement in gross profit percentages, which began in the first quarter, accelerated in the second quarter as the transfer of specific products manufactured in the New Jersey and Massachusetts plants, a strategic goal for the HoloPak acquisition, was completed. This change to focused facilities resulted in longer production runs at both locations, improving efficiencies and lowering waste. As part of the integration of operations, the Company also began to eliminate duplication of products to reduce low-volume products. All of these factors helped to increase gross profit percentages during the three and six months ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $3.6 million and $7.0 million, respectively, for the three and six months ended December 31, 1999, compared to $2.1 million and $3.9 million for the same three and six month periods in 1998. The 1999 increase of $1.5 and $3.1 million, respectively, was primarily the result of the HoloPak acquisition, which did not have any effect on the 1998 periods. Expenses as a percentage of sales were 21.7% for the six months ended December 31, 1999, down from 26.1% for comparable period in 1998, as a result of the 115% increase in revenues while expenses increased by 79% for the same six month period.

INCOME FROM OPERATIONS increased to $1.5 million for the three months ended December 31, 1999, compared to a loss of $146,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999, income from operations was $2.9 million, compared to $362,000 for the comparable period in 1998, an increase of more than seven times. The increase in income from operations for both the three and six months of 1999 compared to the corresponding periods in 1998 was a result of more than a 100% increase in revenues at higher gross profit percentages and a decrease in selling, general and administrative expenses as a percentage to sales.

INTEREST EXPENSE increased to $218,000 for the three months ended December 31, 1999 from $178,000 for the same three month period in 1998. For the six month period in 1999, interest expense rose to $433,000, compared to $347,000 for the comparable period in 1998. The increase in interest expense is due to the $2.6 million increase in bank debt as a result of the HoloPak acquisition.

PROVISION FOR INCOME TAXES totaled $952,000 for the six months and $466,000 for the three months ended December 31, 1999. This compares to an income tax benefit of $45,476 and $143,908 for the comparable 1998 six and three month periods, respectively. The effective tax rate for the current fiscal year is expected to be 38%.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE were $760,653, or $0.09 per diluted share, for the three months ended December 31, 1999 and $1,552,468, or $0.19 per diluted share, for the six months ended December 31, 1999. This compares to a loss of $157,274, or $0.04 per share, and net income of $83,762, or $0.02 per share, respectively, for the three and six months ended December 31,1998. The increase in net income and income per share for the three and six months ended December 31, 1999, compared to 1998, is attributable to the substantial increase in revenues of $8.9 million and $17.3 million, respectively, at higher gross profit percentages, and a decrease in selling, general and administrative expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

At December 31,1999, tangible net worth increased to $20.6 million from $18.8 million at June 30, 1999. Working capital was $16.8 million at December 31, 1999, down from $18.0 million at June 30, 1999. The Company has used available current working capital in fiscal 2000 amounting to $1,250,000 to finance capital expenditures rather than the available bank equipment line of credit. Total bank debt declined by $1.6 million from June 30, 1999. At December 31, 1999, availability under the bank line of credit was $10.3 million. The Company was in full compliance with the financial covenants of the bank loan agreement as of December 31, 1999. The Company believes there are sufficient funds from operations and available bank lines to meet its operating needs for the foreseeable future.

In the fiscal 2000 second quarter, the Company sold a supply product line for cash and notes receivable amounting to $600,000. The sale consisted primarily of inventory at cost and intangibles, including trade name and engineering drawings. The Company did not recognize any gain or loss on this transaction.

During the fiscal 2000 second quarter, the Company purchased 18,800 shares in the open market under the stock buyback program previously authorized by the Board of Directors. It is the Company's intention to continue to repurchase Foilmark shares while the stock, in the Board's opinion, remains a good investment opportunity.

OTHER MATTERS

During the last quarter of calendar 1999, the Company implemented a new software application that was Y2K compliant. The software was installed and tested in October and was operational November 1, 1999. The Company's new network hardware and software were fully compliant. We are not aware of any year 2000 issues that have affected our business.

To date, we are not aware of any Y2K-related problems experienced by the Company, its customers or vendors subsequent to January 1, 2000.

PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS                                        Not Applicable


ITEM 2 - CHANGES IN SECURITIES                                    Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITY                            Not Applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      Not Applicable


ITEM 5 - OTHER INFORMATION                                        Not Applicable


ITEM 6 - OTHER PROCEEDINGS                                        Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOILMARK, INC.

                                          (Registrant)

Date:  February 14, 2000                  /s/
                                          ------------------------------------
                                          Frank J. Olsen, Jr.
                                          President and
                                          Chief Executive Officer

Date:  February 14, 2000                  /s/
                                          ------------------------------------
                                          Philip Leibel
                                          Vice President-Finance and
                                          Chief Financial Officer