Form 10-Q
period 2000-03-31
FOILMARK INC
filed 2000-05-08
CIK 914066

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

Yes  |X|       No  |_|

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS:

     Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_|        No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 27, 2000.

    Title                                                     Outstanding

    $.01 par value common stock                               7,965,996

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q


                                                                                                             PAGE
INDEX                                                                                                          2

PART I - FINANCIAL INFORMATION:

           Item 1 - Financial Statements
           Consolidated Balance Sheets - March 31, 2000 (Unaudited) and June 30, 1999                          3

           Consolidated Statements of Earnings for the Three and Nine Months Ended
               March 31, 2000 and March 31, 1999 (Unaudited)                                                   4

           Consolidated Statements of Cash Flows for the Nine Months Ended
               March 31, 2000 and March 31, 1999 (Unaudited)                                                   5

           Notes to Consolidated Financial Statements (Unaudited)                                             6-8

           Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                      9-11

PART II - OTHER INFORMATION:

           Item 1 - Legal Proceedings                                                                          12

           Item 2 - Changes in Securities                                                                      12

           Item 3 - Defaults Upon Senior Security                                                              12

           Item 4 - Submission of Matters to Vote of Security Holders                                          12

           Item 5 - Other Information                                                                          12

           Item 6 - Other Proceedings                                                                          12

           Signatures                                                                                          13

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        March 31,             June 30,
ASSETS                                                                                    2000                  1999
------                                                                                    ----                  ----
                                                                                       (UNAUDITED)
CURRENT ASSETS:
       Cash                                                                            $   452,776          $ 1,326,231
       Accounts receivable - trade (less allowance for doubtful
          accounts of $931,000 and $1,397,000, respectively)                            10,991,567           10,747,909
       Inventories                                                                      15,672,031           13,039,186
       Other current assets                                                              1,049,084              989,242
       Deferred income taxes                                                             1,957,661            1,957,661
                                                                                       -----------          -----------
                   Total current assets                                                 30,123,119           28,060,229

Property, plant and equipment, net                                                      14,564,575           14,164,745
Bond and mortgage financing costs, net                                                     296,917              335,381
Intangible assets, net                                                                   3,923,870            4,133,206
Restricted cash                                                                            333,333               33,333
Other assets                                                                               130,636              223,368
Notes receivable                                                                         1,087,659              641,591
                                                                                       -----------          -----------
                                                                                       $50,460,109          $47,591,853
                                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current installments of notes payable - stockholders                            $   128,198          $   124,024
       Current installments of other long-term debt                                      1,277,177              414,831
       Accounts payable                                                                  2,796,964            3,895,250
       Accrued expenses                                                                  5,222,192            3,465,709
       Income taxes payable                                                                617,866              230,720
       Merger integration costs and related liabilities                                  1,328,011            1,839,505
       Customer deposits                                                                    85,072               64,949
                                                                                       -----------          -----------
                   Total current liabilities                                            11,455,480           10,034,988

LONG-TERM DEBT:
       Notes payable to stockholders, net of current installments                          389,414              471,280
       Other long-term debt, net of current installments                                11,639,543           12,743,848
                                                                                       -----------          -----------
                                                                                        12,028,957           13,215,128

Deferred income taxes                                                                    1,031,041            1,083,385

STOCKHOLDERS' EQUITY:
       Preferred stock ($.01 par value; 500,000 shares authorized; 0 shares
          issued and outstanding)                                                                -                    -
       Common stock ($.01 par value; 15,000,000 shares authorized:
          7,982,176 and 7,903,715 shares issued, respectively)                              79,822               79,037
       Additional paid-in capital                                                       21,321,002           21,208,036
       Retained earnings                                                                 4,536,556            1,983,308
       Treasury stock, at cost (24,600 shares)                                             (76,589)                   -
       Accumulated other comprehensive income (loss)                                        83,840              (12,029)
                                                                                       -----------          -----------
                   Total stockholders' equity                                           25,944,631           23,258,352
                                                                                       -----------          -----------

                                                                                       $50,460,109          $47,591,853
                                                                                       ===========          ===========


          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings
               Three and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31,           NINE MONTHS ENDED MARCH 31,
                                                  ---------------------------------   ------------------------------------
                                                        2000                1999                2000               1999
                                                        ----                ----                ----               ----
Net sales                                         $ 16,915,235          $ 8,195,298        $ 49,286,847      $ 23,248,926
Cost of sales                                       11,357,179            5,604,742          33,755,842        16,372,077
                                                  ------------          -----------        ------------      ------------

     Gross profit                                    5,558,056            2,590,556          15,531,005         6,876,849

Selling, general and administrative expenses         3,752,213            1,939,053          10,775,759         5,863,791
                                                  ------------          -----------        ------------      ------------

Income from operations                               1,805,843              651,503           4,755,246         1,013,058

Other income (expense):
     Interest expense - net                           (204,822)            (165,934)           (638,115)         (512,566)
     Other                                              12,654                  175               1,012            23,538
                                                  ------------          -----------        ------------      ------------

Income from operations before provision for
     income taxes                                    1,613,675              485,744           4,118,143           524,030

Provision for income taxes                            (612,895)            (179,724)         (1,564,895)         (134,249)
                                                  ------------          -----------        ------------      ------------

Net income                                        $  1,000,780          $   306,020        $  2,553,248      $    389,781
                                                  ============          ===========        ============      ============

Net income per share:
        Basic                                           $ 0.13               $ 0.07              $ 0.32            $ 0.09
        Diluted                                         $ 0.12               $ 0.07              $ 0.31            $ 0.09


Weighted average shares outstanding:
        Basic                                        7,944,025            4,182,588           7,920,957         4,178,475
        Diluted                                      8,297,449            4,182,588           8,231,569         4,178,475



          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                            NINE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------
                                                                                               2000                1999
                                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $ 2,553,248         $   389,781
      Adjustments to reconcile net income to net cash provided
              by continuing operating activities:
           Depreciation                                                                      2,182,165           1,112,511
           Amortization                                                                        255,191             233,607
           Provision for doubtful accounts                                                      39,932             203,460
           Deferred taxes                                                                      (53,791)            311,320
           Change in assets and liabilities:
              Increase in accounts receivable                                                 (256,801)           (817,289)
              (Increase) decrease in inventories                                            (2,616,619)            575,988
              Decrease in income taxes receivable                                                    -             845,374
              Increase in notes receivable and other assets                                   (376,774)            (36,447)
              Increase (decrease) in customer deposits                                          20,123            (253,484)
              Increase (decrease) in accounts payable and accrued expenses                     646,658             (71,148)
              Increase (decrease) in income taxes payable                                      385,469            (657,239)
              Increase (decrease) in merger integration costs and related liabilities         (511,494)            179,725
                                                                                           -----------         -----------
           Net cash provided by continuing operating activities                              2,267,307           2,016,159
                                                                                           -----------         -----------

           Net cash used in discontinued operations                                                  -            (306,976)
                                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                             (2,562,855)           (749,556)
           Increase in restricted cash                                                        (300,000)           (333,333)
                                                                                           -----------         -----------
           Net cash used in investing activities                                            (2,862,855)         (1,082,889)
                                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments of notes payable to stockholders                                           (77,692)            (73,193)
           Proceeds of other long-term debt                                                  5,769,725             500,000
           Payments of other long-term debt                                                 (6,011,684)           (940,356)
           Treasury stock purchase                                                             (76,589)                  -
           Proceeds from exercise of stock options                                             113,751              21,216
                                                                                           -----------         -----------
           Net cash used in financing activities                                              (282,489)           (492,333)
                                                                                           -----------         -----------

      Effect of exchange rate changes on cash                                                    4,582                   -
                                                                                           -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                               (873,455)            133,961
      Cash - beginning of period                                                             1,326,231             367,011
                                                                                           -----------         -----------
      Cash - end of period                                                                 $   452,776         $   500,972
                                                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD:
           Interest                                                                        $   542,303         $   436,792
           Income taxes                                                                    $ 1,486,713         $     3,407



          See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNUADITED)

1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries ("Foilmark" or the "Company") for the three and nine month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 28, 1999, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and nine months ended March 31, 2000 are not necessarily indicative of the operating results for the remainder of the year.

2. In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak Technologies, Inc., which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999.

3. On April 23, 1999, HoloPak merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and $4,753,718 in cash. The Company's results of operations for the three and nine month periods ended March 31, 2000 include HoloPak for the complete three and nine month periods. As of March 31, 2000, accrued merger integration costs totaled $1,328,011, down from $1,839,505 at June 30, 1999. These remaining accrued costs are principally related to personnel costs, expected to be paid out in the next three months or during the term of the underlying employment agreements, and costs associated with lease terminations, expected to be paid out during the term of the underlying lease agreements. The decrease is due to payments made during the fiscal 2000 period against the accrued merger integration liability account.

4. The composition of inventories as of March 31, 2000 and June 30, 1999 was as follows:

                                         MARCH 31, 2000           JUNE 30, 1999
                                         --------------           -------------
                                          (unaudited)

          Raw Materials                    $  4,438,858            $  4,073,544
          Work in Process                     3,757,279               2,347,004
          Finished Goods                      7,475,894               6,618,638
                                          -------------           -------------

                Total                       $15,672,031             $13,039,186
                                            ===========             ===========

5. The following table sets forth the segment financial information for the three months ended March 31, 2000 and 1999:


                                            HOT STAMP                         PAD PRINT      CORPORATE AND
                                              FOIL       HOLOGRAPHY         AND SUPPLIES       UNALLOCATED          TOTAL
                                            ---------    ----------         ------------     -------------          -----

Sales to External Customers   2000          8,779,243     6,416,074          1,719,918                --         16,915,235
                              1999          5,537,839       814,433          1,843,026                --          8,195,298

Segment Profit (Loss)         2000            418,673     1,342,296            111,622          (258,916)         1,613,675
                              1999            314,059        26,459            270,575          (125,349)           485,744

The following table sets forth the segment financial information for the nine months ended March 31, 2000 and 1999:


                                            HOT STAMP                         PAD PRINT       CORPORATE AND
                                              FOIL       HOLOGRAPHY         AND SUPPLIES        UNALLOCATED          TOTAL
                                            ---------    ----------         ------------      --------------         -----

Sales to External Customers   2000         26,084,114    18,115,631           5,087,102                --         49,286,847
                              1999         15,672,700     2,188,036           5,388,190                --         23,248,926

Segment Profit (Loss)         2000          1,535,768     3,258,454             107,476          (783,555)         4,118,143
                              1999            767,620        50,477             156,020          (450,087)           524,030

6. Accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets represents the effect of the change in foreign currency exchange rates. Comprehensive income for the three and nine month periods ended March 31, 2000 was $963,661 and $2,649,117, respectively. Comprehensive income for the three and nine months ended March 31, 1999 was $306,020 and $389,781, respectively.

7. Basic income per share is computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted income per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds unless the effect is antidilutive.

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted income per share for the three and nine months ended March 31, 2000 and 1999 is as follows:


                                     3 Mos. Ended           3 Mos. Ended           9 Mos. Ended           9 Mos. Ended
                                       3/31/00                3/31/99                3/31/00                 3/31/99
                                     ------------          -------------          -------------           -------------

Weighted Average Shares--Basic          7,944,025              4,182,588              7,920,957               4,178,475

Effect of Dilutive Stock Options          353,424                     --                310,612                      --
                                     ------------           ------------           ------------            ------------

Weighted Average Shares--Diluted        8,297,449              4,182,588              8,231,569               4,178,475
                                     ============           ============           ============               =========

Antidilutive Stock Options                883,121                544,147                897,160                 556,961
                                     ============           ============           ============            ============

8. In November 1999, the Board of Directors of the Company approved the repurchase of up to $1 million of the Company's common stock in the open market. As of March 31, 2000, 24,600 shares were repurchased at an average price per share of $3.11 for an aggregate amount of $76,589.

9. In the fiscal 2000 second quarter, the Company sold a supply product line for cash and notes receivable amounting to $600,000. The sale consisted primarily of inventory at cost and intangibles, including trade name and engineering drawings. The Company did not recognize any gain or loss on this transaction, as the proceeds were equal to the net carrying value of the assets.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion and analysis includes certain forward-looking statements, which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Such forward-looking statements are based on current expectations, and actual results may differ materially.

RECENT INFORMATION

On April 23, 1999, HoloPak Technologies, Inc. ("HoloPak") merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. Foilmark issued a total of 3,715,935 shares and $4,753,718 in cash. The results of operations for the three and nine months ended March 31, 2000 include HoloPak.

NET SALES for the three months ended March 31, 2000 were $16.9 million, compared to $8.2 million for the same 1999 three month period. The 106% increase in revenues, or $8.7 million, was primarily the result of the addition of HoloPak. Net sales for the nine months ended March 31, 2000 increased by 112% to $49.3 million from $23.2 million for the same nine months in 1999, primarily as a result of the HoloPak merger.

GROSS PROFIT for the three and nine months ended March 31, 2000 was 32.9% and 31.5%, respectively, compared to 31.6% and 29.6% for the three and nine months ended March 31, 1999, respectively. The improvement in gross profit was due in part to the increase as a percentage to total sales of the higher margin holographic products. For the three and nine months ended March 31, 2000, holographic products as a percentage of total net sales were 38% and 37%, respectively, compared to 10% and 9% for the prior year three and nine month periods.

Additionally, as a result of the merger, the Company was able to transfer the manufacturing of specific products to the New Jersey and Massachusetts plants. This change to focused facilities resulted in longer production runs at both locations, improving efficiencies and lowering waste.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $3.8 million and $10.8 million, respectively, for the three and nine months ended March 31, 2000, compared to $1.9 million and $5.9 million for the same three and nine month periods in 1999. The increase of $1.9 and $4.9 million, respectively, for the three and nine months ended March 31, 2000 was primarily the result of the HoloPak merger, which did not have any effect on the comparable 1999 periods. Selling, general and administrative expenses as a percentage of sales for the three and nine months ended March 31, 2000 were 22.2% and 21.9%, respectively, down from 23.7% and 25.2%, respectively, from the comparable periods in 1999. The reduction in selling, general and administrative expenses as a percentage of total sales is due to the elimination of duplication of salaries and related expenses as a result of the merger. Additionally, sales increased by 112% for the nine months ended March 31, 2000, while expenses increased by 84% for the same nine month period.

INCOME FROM OPERATIONS increased to $1.8 million for the three months ended March 31, 2000, compared to $.7 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000, income from operations was $4.8 million, compared to $1.0 million for the comparable period in 1999, an increase of $3.8 million, or 380%. The increase in income from operations for both the three and nine months of 2000 compared to the corresponding periods in 1999 was a result of more than a 100% increase in revenues, higher gross profit percentages and a decrease in selling, general and administrative expenses as a percentage of sales.

INTEREST EXPENSE-NET increased to $205,000 for the three months ended March 31, 2000 from $166,000 for the same three month period in 1999. For the nine month period in 2000, interest expense rose to $638,000, compared to $513,000 for the comparable period in 1999. The increase in interest expense is due to the increase in bank debt as a result of the HoloPak acquisition.

PROVISION FOR INCOME TAXES totaled $1,565,000 for the nine months and $613,000 for the three months ended March 31, 2000. This compares to an income tax provision of $134,000 and $180,000 for the comparable 1999 nine and three month periods, respectively. The effective tax rate for the current fiscal year is expected to be 38%.

NET INCOME AND NET INCOME PER SHARE were $1.0 million, or $0.12 per diluted share, for the three months ended March 31, 2000 and $2.6 million, or $0.31 per diluted share, for the nine months ended March 31, 2000. This compares to net income of $.3 million, or $0.07 per share, and net income of $.4 million, or $0.09 per share, respectively, for the three and nine months ended March 31, 1999. The increase in net income and income per share for the three and nine months ended March 31, 2000, compared to 1999, is attributable to the substantial increase in revenues of $8.7 million and $26.1 million, respectively, higher gross profit percentages, and a decrease in selling, general and administrative expenses as a percentage of sales, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, tangible net worth increased to $21.7 million from $18.8 million at June 30, 1999. Working capital was $18.7 million at March 31, 2000, up from $18.0 million at June 30, 1999. During the 2000 third quarter, the Company borrowed $1.3 million from its available bank credit line. The proceeds were used to partially fund the ongoing capital expenditures expansion program previously approved by the Board of Directors. The Company has received preliminary approval from the New Jersey Economic Development Authority to issue $4.5 million of tax-exempt bonds to finance the New Jersey portion of the expansion. Interest rate on the bonds, which will be purchased by the bank, will be 5.85% fixed for eight years. Final approval and closing are expected to take place during May.

In November 1999, the Board of Directors of the Company approved the repurchase of up to $1 million of the Company's common stock in the open market. As of March 31, 2000, 24,600 shares were repurchased at an average price per share of $3.11 for an aggregate amount of $76,589.

In the fiscal 2000 second quarter, the Company sold a supply product line for cash and notes receivable amounting to $600,000. The sale consisted primarily of inventory at cost and intangibles, including trade name and engineering drawings. The Company did not recognize any gain or loss on this transaction, as the proceeds were equal to the net carrying value of the assets.

The Company was in full compliance with the financial covenants of the bank loan agreement as of March 31, 2000. The Company believes it has sufficient funds from operations and available bank lines to meet its operating needs for the foreseeable future.

OTHER MATTERS

During the last quarter of calendar 1999, the Company implemented a new software application that was Y2K compliant. The software was installed and tested in October and was operational November 1, 1999. The Company's new network hardware and software were fully compliant. The Company is not aware of any year 2000 issues that have affected its business.

To date, the Company is not aware of any Y2K-related problems experienced by its customers or vendors subsequent to January 1, 2000.

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



                                                    FOILMARK, INC.
                                                    (Registrant)



Date:  May 8, 2000                                   /s/ Frank J. Olsen, Jr.
                                                     --------------------------
                                                     Frank J. Olsen, Jr.
                                                     President and
                                                     Chief Executive Officer



Date:  May 8, 2000                                   /s/ Philip Leibel
                                                     ---------------------------
                                                     Philip Leibel
                                                     Vice President-Finance and
                                                     Chief Financial Officer