Form 10-K
period 2000-06-30
FOILMARK INC
filed 2000-09-21
CIK 914066

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

(MARK ONE)

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24234
                            ------------------------

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                 FOILMARK, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     11-3101034
     (State or other jurisdiction               (IRS Employer Identification No.)
           of incorporation)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing for the past 90 days. /X/ Yes / / No

    /X/ Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the outstanding voting stock held by non-affiliates of the registrant as of September 14, 2000 was $39,698,398.

    The number of shares outstanding of the registrant's common stock at September 14, 2000--8,040,182

                                     Exhibit Index       Number of
                                     Located on          Pages Comprising
                                     Page 30             This Report--57

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING INFORMATION

    THE COMPANY AND ITS SUBSIDIARIES, AND THEIR RESPECTIVE REPRESENTATIVES, MAY MAKE WRITTEN OR ORAL STATEMENTS FROM TIME TO TIME, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN THE COMPANY'S REPORTS TO SHAREHOLDERS, INCLUDING THIS ANNUAL REPORT, WHICH CONSTITUTE OR CONTAIN "FORWARD-LOOKING STATEMENTS," AS THAT TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES.

    CERTAIN STATEMENTS, EXCLUDING STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS ANNUAL REPORT, REGARDING THE COMPANY'S FUTURE FINANCIAL POSITION, OPERATING AND STRATEGIC INITIATIVES AND INDUSTRY DEVELOPMENTS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES SUCH FORWARD-LOOKING STATEMENTS TO BE EXPRESSED IN GOOD FAITH AND TO HAVE A REASONABLE FACTUAL BASIS, THERE CAN BE NO ASSURANCE THAT SUCH INITIATIVES OR DEVELOPMENTS WILL BE ACHIEVED OR ACCOMPLISHED, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, INCLUDE BUT ARE NOT LIMITED TO, GENERAL ECONOMIC, FINANCIAL AND BUSINESS CONDITIONS; COMPETITION IN THE PRODUCT ENHANCEMENT INDUSTRY (PARTICULARLY THE HOT STAMPING SECTOR); THE AVAILABILITY AND COST OF RAW MATERIALS; THE SUCCESS OF THE COMPANY'S CONSOLIDATION AND INTEGRATION EFFORTS; THE AVAILABILITY AND THE COST OF CAPITAL; THE BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; THE COSTS AND EFFECTS OF LEGAL PROCEEDINGS; THE IMPACTS OF UNUSUAL ITEMS RESULTING FROM ONGOING EVALUATIONS OF BUSINESS STRATEGIES; AND CHANGES IN BUSINESS STRATEGY. THE WORDS "ESTIMATE," "EXPECT," "INTEND" AND "PROJECT," AS WELL AS OTHER SIMILAR WORDS, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ARE INHERENTLY UNCERTAIN, ARE SUBJECT TO RISKS AND SHOULD BE VIEWED WITH CAUTION.

ITEM 1  BUSINESS

GENERAL

    Unless the context otherwise requires, all references to the Company, Foilmark or FM shall mean Foilmark, Inc., a Delaware corporation, and its consolidated subsidiaries. In April 1999, the Board of Directors of Foilmark approved a change in fiscal year end from December 31 to June 30. References to fiscal 1999 or fiscal year 1999 refer to the Company's fiscal period ended
June 30, 1999, a six-month period. References to fiscal 2000 or fiscal year 2000 refer to the Company's fiscal year ended June 30, 2000, a twelve-month period. The Company operates in three segments: holography, thermal transfer films and pad printing machinery and supplies.

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

    In 1992, the Company acquired Franklin Manufacturing Corporation, a foil stamping machinery manufacturer, based in Norwood, Massachusetts. This acquisition enabled the Company to produce specialized machines targeted at the label and credit card industries. In December 1994, the Company's machine manufacturing operations were consolidated in Norwood, Massachusetts. In June and August 1997, respectively, the Melville, New York, and Norwood, Massachusetts, properties were sold, and the majority of the proceeds were used to reduce bank debt. In October 1997, the Company discontinued manufacturing the Kensol and Franklin hot stamping equipment in order to focus on its hot stamping foil and holographic film products and its pad printing machinery and supply business segments. The hot stamping equipment product line, consisting of vertical stamping presses and the Kensol and Franklin names, was sold in December 1997. In February 1998, the credit card and chain-operated machinery product line was sold. The Company ceased manufacturing hot stamping machines at the end of December 1997, except to fill certain purchase orders.

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

    During the first half of 1998, Foilmark reviewed its competitive position in the hot stamping foil and holographic media markets and determined that it needed to broaden its product line and achieve critical mass to be more competitive. HoloPak Technologies, Inc., emerged as a primary acquisition candidate meeting Foilmark's strategic requirements for several reasons. First, HoloPak's hot stamping foil product line in the graphic arts market was complementary to Foilmark's. Foilmark's strength was in the area of high-volume gold and silver metallic foils, whereas HoloPak's strengths were metallic colors. Second, HoloPak's holographic product line included security products and diffractive hot stamping foils not produced by Foilmark. Third, HoloPak's line of printed products, such as pattern foils and wood grains, were sold into markets that Foilmark did not service. Finally, HoloPak, through its Alubec subsidiary, manufactured film laminates and metallized paper, which could be marketed to Foilmark's customers. Foilmark believed that HoloPak's manufacturing capacity could permit Foilmark to become the low-cost producer for holographic film products and also believed that lowering costs for holographic media would drive usage in the very large packaging industry. The merger of the two companies also presented opportunity to reduce costs through the elimination of duplication in a combined organization and other synergistic savings.

    On November 17, 1998, the companies signed a definitive agreement for Foilmark to acquire HoloPak. On April 23, 1999, HoloPak merged into a subsidiary of Foilmark. HoloPak's two core operating subsidiaries are Transfer Print
Foils, Inc., a New Jersey-based manufacturer of hot stamping foils and holographic security products, and Alubec Industries, Inc., a Montreal-based manufacturer of film/foil laminates and metallized paper. Since April 23, 1999, HoloPak has operated as a wholly owned subsidiary of Foilmark. HoloPak stockholders received a total of 3,715,935 shares of Foilmark common stock plus $4,753,718 in cash.

    In April 1999, the Board of Directors of Foilmark, Inc., changed its fiscal year end from December 31 to June 30. This change was made in anticipation of the merger with HoloPak, which had a March 31 fiscal year in order to facilitate reporting in future periods. The change became effective for the six months ended June 30, 1999, and this six-month period is considered the transition period. Management's discussion and analysis of financial condition and results of operations compares the six months ended June 30, 1999 to the years ended December 31, 1998 and June 30, 2000.

    In February 2000, the Company announced an investment program of approximately $5.0 million over the following eighteen months for the purchase of state-of-the-art equipment for holographic origination, production and converting. The investments are being made in Foilmark's security and packaging holographic operations. Primary funding for the expansion is through the issuance of $4.5 million of tax-exempt bonds from the New Jersey Economic Development Authority. All of the bonds were purchased by one of Foilmark's banks on June 1, 2000. The terms of the bonds provide for equal principal payments over eight years at a fixed rate of interest of 5.85%. This transaction was consummated on June 1, 2000.

    Foilmark is one of the global leaders in the rapidly growing market for holographic products. The holographic market can be divided into two primary groups: (i) optically verifiable devices (OVD) for anti-counterfeiting security and (ii) holographic packaging. Foilmark is the only holographic company that is vertically integrated from product development through final converting, which allows Foilmark to stay ahead of the curve for new product development and to drive volume through competitive pricing while maintaining margins.

    Foilmark's OVD security products are used to authenticate items such as driver's licenses, transaction cards, currency, documents of value and high-end consumer packaging to prevent counterfeiting and diversion. Foilmark's holographic packaging products feature a broad array of holographic media used to enhance the visibility and perceived value of consumer packaging and goods.

    HOLOGRAPHIC OVD SECURITY PRODUCTS--Using advanced computer-controlled digital pulse laser technology, Foilmark manufactures OVD security images for paper documents and photo identification products worldwide. Foilmark's unique OVD security solutions include holographic thermal transfer films, pressure-sensitive tamper-evident labels and heat seal laminates for passports and visas, as well as holographic packaging films for product authentication. All of Foilmark's security products can be constructed using machine verifiable imagery and/or electronic authentication coating technology.

    HOLOGRAPHIC PACKAGING PRODUCTS--Foilmark's array of packaging products includes holographic packaging film, holographic board/paper laminations and holographic thermal transfer films. All of these products are used to increase the perceived value and shelf appeal of consumer products. Foilmark's products also offer covert security features within the film construction to prevent product counterfeiting and diversion through the distribution process. Foilmark's investment in product development and manufacturing infrastructure has positioned the Company to be the low-cost producer capable of meeting the burgeoning demand for these products. Foilmark's highly proprietary seamless Ultrabrite technology offers a superior product. Foilmark is one of the only companies that both holographically embosses film and then laminates it to board or paper, which offers the printer a finished value added product at a competitive price.

    Holographic production starts by generating two- or three-dimension holograms or diffractive gratings using advanced computer-controlled digital pulse laser technology. From the master hologram, Foilmark manufactures replication tooling. Foilmark's tooling technology ranges from holographic shims to seamless diffractive embossing cylinders. These holographic images are then micro-embossed into technically advanced base films. Foilmark has developed highly proprietary micro-embossing technology to meet virtually every application. Foilmark utilizes both high-pressure embossers for security applications and low-pressure embossers for packaging applications. Embossing widths range from 12 to 60 inches.

    Depending on the application, these films are then vacuum coated with either an aluminum or high refractive index material used to amplify the optical characteristics of the hologram. The films are then further processed with thermally activated adhesive designed for the specific end-use. A significant portion of the fulfillment cycle is specialized converting to customer specifications.

    THERMAL TRANSFER FILMS (TTF, more traditionally known as HOT STAMPING FOILS) and THERMAL ENGINEERED FINISHES (TEF)--Foilmark manufactures two types of thermally activated products. The first type (TTF) consists of films that are vacuum metallized. These metallized films are used to enhance the appearance of wine labels, book covers, greeting cards and cosmetic packaging. The second type of thermally activated products (TEF) consists of films that have complex gravure patterns. Thermal Engineered Finishes simulate the rich look of tactile contours, fine tropical woods and natural stone and earth structures such as marble and granite. These films offer a broad spectrum of tonal and color effects used to enhance items such as picture frames, architectural moldings and home furnishings. All thermal transfer products are applied to the customer's substrate using machines that develop application pressure and temperature.

    Foilmark's TTF and TEF products are manufactured to very high standards using gravure-coating technology. In the case of the TTF products, a layer of aluminum or chrome is vacuum coated to give the product its metallic appearance. The TEF films are produced on sophisticated multi-headed gravure printing presses to obtain complex multi-tonal pattern effects. All products are finish coated with thermally activated high-performance adhesives designed for specific substrates.

    PAD PRINT MACHINERY AND SUPPLIES--Pad printing, also known as image transfer, is a marking enhancement process in which ink decoration is applied to products and packaging. The manufacturing operation consists of designing, engineering, machining and assembling standard and customized systems. Included in this segment are printing supplies consisting of rubber pads, inks, etched steel printing plates and silk screens. Additionally, the Company manufactures silicone rubber tooling and silicone rollers for applying thermal transfer films and laminations.

PRODUCTS AND PROCESSES

    HOLOGRAPHIC FOILS, FILMS AND LAMINATION PRODUCTS--The Company is one of the leading producers of holographic foil and films in the United States. These products, which are vacuum-coated foils and films embossed with two-dimensional and three-dimensional images, represent the fastest growing area of the holographic market. Holographic foils are used in a variety of decorative applications on packaging, graphics and plastic products. In addition, holographic foils are used on products such as bank, identification and health cards and licenses, as well as high-value product packaging and labels that require anti-counterfeiting protection. The Company has developed production methods that permit the mass replication of high-quality holographic images on foil in a secure environment. Holographic films are laminated to paper or paperboard for value added folding cartons or packaging applications. The films' ability to be heat-sealed offers other opportunities in the field of flexible packaging.

    A hologram is originated by creating a master image through split beam laser photography. The master image is produced by the Company, by the customer or by an independent holographer. Once the master image is created, the Company produces shims or embossing tooling used to replicate the holographic image. The final step in the process uses the shims or cylinders to emboss the image into specially formulated hot stamping foil or films, formulated to accept the image. The Company has the ability to manufacture high-resolution security holograms using proprietary computer-driven origination equipment. The Company also has proprietary technology for the manufacture of seamless (no shim line) holographic films.

    When a hologram is viewed from different angles, features of the depicted object can be seen that would not be possible in a photograph. Identification of an authentic hologram when used as a security device is convenient and inexpensive and can be done by sight without any special machinery. Holograms cannot be replicated using common computer graphics techniques. Moreover, high-security holograms can also be produced to carry information that is readable only with the aid of special devices. The high degree of technological skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices.

    The visual appeal and uniqueness of holograms also make them ideal for many graphic applications on paper and plastic-based products. The Company continues to supply holographic foils for use on products such as greeting cards, ribbon for gift packaging, folding cartons, flexible packaging, recognition products (trophies) and paperback books. The Company believes that there is potential for significant growth in this area as additional holographic products are developed and advances in the replication of holograms lead to lower production costs, thus making holographic foil practical for additional applications.

    Due to the synergy between the laminated products manufactured by the Company's subsidiary, Alubec Industries, and the holographic films, the segment sales numbers include these products. Alubec's product line includes both foil and film laminates. In both cases, the foil or film is laminated to paperboard or paper. Depending on the end use, the products are then coated or treated to ensure ink adherence as the customer prints over these surfaces. Alubec is the only North American laminator to have in-house vacuum metallizing capabilities. This lowers Alubec's cost while improving lead-time. The infrastructure at Alubec also allows for the manufacture of direct metallized paper. The Company is in the process of introducing metallized paperboard to the market. Significant growth is expected in the area of holographic film laminates as the Company leverages its position as the only manufacturer of both holographic films and lamination products.

    Holographic foils, films and lamination products represented $24.6 million, or 37%, of the Company's net sales in fiscal 2000, compared to $5.4 million, or 23%, of the Company's net sales in fiscal 1999, a six-month period.

    THERMAL TRANSFER FILMS (HOT STAMPING FOILS)/THERMAL ENGINEERED FINISHES--Sales of these products represented $35.3 million, or 53%, of the Company's net sales in fiscal 2000, compared to $14.0 million, or 61%, of the Company's net sales in fiscal 1999, a six-month period. Thermal transfer films are used for decorative and marking purposes on a wide array of products, including packaging, book covers, wine labels, greeting cards, credit cards, toys and automotive and appliance components.

    The Company's foil and film products currently include: (i) metallized foil (metallic effect); (ii) pigmented foil (solid colors); (iii) diffraction TTF (prismatic/rainbow effect); (iv) holographic packaging films (prismatic/rainbow effect); (v) holographic two- and three-dimensional security foils and laminates; (vi) printed pattern foils (for the picture frame and graphic arts industry); (vii) wood grain foils (for furniture and automotive interiors);
(viii) transfer films for plastic extrusion applications (vertical window coverings); and (ix) specialty coated films (for transfer or laminating applications).

    Foilmark manufactures foils and films in its Newburyport, Massachusetts, and East Brunswick, New Jersey, plants. Metallized thermal transfer films and TTF, in their simplest form, are constructed by applying a series of thin coatings to a polyester film carrier. These coatings consist of a release coat and color coat (commonly called the topcoat). More advanced high-performance products have more complex topcoats. The coatings are then vacuum metallized with a thin layer of aluminum, or chrome, for those products with a metallic effect. The final coating step is to apply an adhesive coat (also known as a "sizing coat"). An image is embossed into the coatings prior to the adhesive step to create diffraction and holographic foils. The construction of the composite and the number of layers varies slightly, according to the final application. Most products are converted by either slitting or cutting to customer specifications as a last step prior to shipment.

    PAD PRINTING MACHINERY AND PRINTING SUPPLY PRODUCTS--Pad printing machines and printing supplies constituted $6.9 million, or 10%, of the Company's net sales in fiscal 2000, compared to $3.8 million, or 16%, of the Company's net sales in fiscal 1999, a six-month period.

    Foilmark manufactures its line of Imtran pad printing equipment and supplies in Newburyport, Massachusetts. This line of equipment consists of three standard models, as well as customized systems designed for specific applications. The prices for the Company's standard machines range from $7,000 to $24,000 and from $20,000 to $200,000 for customized systems. Standard presses are used to apply images from a dot to 10-inch diameters. Customized systems include machines with automatic feeding devices such as shuttles, turntables and carousels, as well as multiple-headed and advanced automation machines.

    Imtran has recently introduced a new series of printers called the ES series. The ES, or economy series line of equipment, was designed to lower the cost of an entry-level machine. The two new models will allow entry into a new market for Imtran with pricing ranging from $5,000 to $8,000.

    Imtran also manufactures and distributes a full range of printing supplies for pad printing and hot stamping. These products include printing plates and pads, inks, hot stamping dies, rollers and tooling. These items can be used on any pad print or hot stamping machinery. These supply items represent a continuing revenue stream after fulfillment of machinery orders. Imtran is vertically integrated from an in-house art department through all manufacturing steps.

SALES, MARKETING AND CUSTOMERS

    The Company has eighteen full-time outside sales representatives and six domestic manufacturer's representatives (who are compensated on a commission basis), along with twenty-eight inside sales support personnel. The Company markets its products and services by way of industry trade shows, advertising, public relations, telemarketing, direct mail and the Company's Internet web site.

    The Company has a diverse customer base and markets its TTF, holographic foil and film, lamination products and metallized paper to customers that produce a broad range of consumer products. The Company's products are sold to more than 3,500 active customers worldwide, ranging from small companies to Fortune 500 companies. No single customer accounted for more than 5% of total net sales in fiscal 2000. Of the largest fifteen customers, thirteen have been customers of the Company for five or more years. Distributors sell the Company's products worldwide on terms of either letters of credit or open account. The Company has worked with distributors, both on an exclusive and nonexclusive basis for periods ranging from two to fifteen years.

    The Company sells its foil through a direct sales force and indirectly through distributors. No foil customer accounted for more than 3% of total net foil sales in fiscal 2000. One holographic customer accounted for 13%, and three customers accounted for 29% of holographic sales in fiscal 2000. TTF and holographic products manufactured by the Company are sold domestically, and under private label, by distributors. Terms of sales for TTF and holographic products are typically "net 30."

    The Company sells its pad printing machinery directly or through manufacturer's representatives. No pad printing customer accounted for more than 8% of total net sales of machines in fiscal 2000. Terms of sales for machines are typically payment of a deposit of 30% of the purchase price upon order, payment of 60% prior to shipment and the balance of the purchase price "net 30" days.

    Backlog does not play a significant role in the sale of foil and film, although it has some significance in the sales of holographics and machinery, due to the longer time required to manufacture these products.

FOREIGN SALES

    The Company's foreign sales are made principally to customers in Western and Eastern Europe, South Africa, the Middle East, Mexico, South America and Central America.

    All foreign sales are payable in U.S. dollars except for Alubec's Canadian sales. Therefore, settlement amounts do not fluctuate with changes in exchange rates. No single country, other than Canada (13%), accounted for more than 9% of the Company's sales in fiscal 2000.

                                                 TOTAL FOREIGN     PERCENT OF
YEAR                                                 SALES       COMPANY SALES
----                                             -------------   --------------
2000...........................................   $16,411,000          25%
1999 (6 months)................................     4,362,000          19%
1998...........................................     4,505,000          15%

RESEARCH AND DEVELOPMENT

    The Company's research and development program is devoted to the development of new products, applications and improved processing techniques and quality control. In addition, the R & D Department frequently works closely with customers to develop unique products that can be exclusively marketed by that customer. The department consists of a team of twenty-six chemists, engineers and technicians. The Company expenses its research and development costs as incurred. Such expenses, including personnel costs, amounted to $374,000, $290,000 and $550,000, respectively, in the fiscal periods ended December 31, 1998, June 30, 1999 (six months) and June 30, 2000.

    The Company owns certain U.S. patents dealing with a range of products and processes, including hot stamping foil and embossing. While patents for foil are valued possessions, enforcement is difficult. For this reason, management believes that its proprietary formulas and manufacturing technologies are equally or more valuable than patents. Accordingly, the Company relies upon trade secrets and other proprietary information in its development activities.

COMPETITION

    Foilmark competes in two primary markets: the holographic industry and the thermal transfer films (hot stamping foils) industry. According to Reconnaissance International, the holographic industry is estimated to have global sales of $1.0 billion and is growing at a rate of 30% per year. The current growth rate is being driven by the use of holography in the security and packaging markets. In the holography industry, the Company competes with approximately twenty manufacturers.

    The market for holographic products is relatively new and has been developing quickly over the last several years. The Company is one of the leading producers of holographic products in the United States. The Company believes it competes against six other domestic producers of holographic products, as well as foreign producers of these products. The Company has invested significant time, effort and capital developing highly proprietary formulations, process and equipment for the origination, replication, production and final converting of security OVDs and holographic packaging media. Management believes that these significant investments give the Company certain competitive advantages.

    The thermal transfer films industry is estimated to have global sales of $1.1 billion dollars. There are approximately eighteen manufacturers in this market. Competition is based on the variety and quality of products, service and price. Due to its breadth of products, the Company competes in both the value added component (thermal engineered products) of the market, as well as the high-volume lower-priced component of the market.

    The thermal transfer films industry in general has certain technological and economic barriers to entry. The Company's formulations, processes and equipment for the production of thermal transfer products have been developed over years of research and development effort and require a blend of chemistry and art based on years of experience working with thermal transfer products over a broad range of applications. The capital equipment and tooling that are required to effectively produce thermal transfer products is extremely costly. The manufacturing infrastructure for the production of thermal transfer products also requires large capital expenditures for the installation of additional equipment to comply with federal, state and local environmental laws and regulations. These same laws and regulations may deter new entrants from commencing the production of thermal transfer products.

    Some of the Company's competitors have greater financial resources than those of the Company, while other competitors, especially foreign, may have lower cost structures that may affect the Company's competitive position. However, the Company believes that its technology, proprietary machinery and processes, manufacturing infrastructure, product quality, long-standing customer relationships and continuity of experienced management and personnel are competitive advantages.

RAW MATERIALS AND SUPPLIES

    The Company is not dependent upon any one supplier for any of its raw materials. The Company purchases polyester and polypropylene film, the main components of its foil and film products, from a variety of different suppliers. All raw materials used in the manufacturing of foil, film and other products manufactured by the Company are readily available on terms favorable to the Company.

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

    The Company is currently involved in the remediation of groundwater contamination at one of its facilities in East Brunswick, New Jersey. The cleanup is being supervised by the Bureau of Underground Storage Tanks (BUST) under the provisions set forth in the Company's Natural Remediation Compliance Plan approved by BUST in 1997. Recent groundwater testing revealed the presence of only one contaminant at levels barely over the applicable groundwater standard. This indicates that the natural remediation process is working; however, the Company continues to explore more active approaches in an effort to expedite the process. No project completion costs can be determined at this time. Due to the low level of contaminants and the small area affected, the Company does not anticipate that the final outcome of the cleanup will have a material adverse effect on the Company.

    In addition, the Company has been named as a potentially responsible party
(PRP) in two environmental cleanup proceedings as a result of waste delivered to large recyclers. One matter involves the clean up of a New Jersey landfill (the "New Jersey Cleanup"). The Company has entered into a settlement agreement releasing it from the proceedings in exchange for payment of $132,000, which has been made. The agreement has a reopener clause that subjects all settled parties to liability for 6.5% of clean-up costs exceeding $95 million. Final costs are not expected to exceed this level. Under the terms of the agreement, the Company would be responsible for $50,000 for every $10 million in excess costs. Although each PRP is jointly and severally liable for all such clean-up costs, the Company does not anticipate that the final outcome of the New Jersey Cleanup will have a material adverse effect on the Company.

    In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including Transfer Print Foils, an indirect subsidiary of the Company, that it may be liable as PRP for clean up of a Pennsylvania landfill that has soil and groundwater contamination (the "Pennsylvania Cleanup"). The Company believes that any waste that its subsidiary allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site. In
February 1997, HoloPak entered into a Buyout Agreement with PADER in which HoloPak paid approximately $39,000 to settle its obligations in this matter. The Company has made a claim under the terms of the Environmental Indemnification Agreement (as defined below) for the costs associated with this matter.

    The Buyout Agreement with PADER contains a reopener provision in the event that the cost of the remediation plan approved by PADER exceeds $30 million. PADER has not estimated the total cleanup costs of the landfill. As with the New Jersey Cleanup, the Company does not anticipate that the final outcome of the Pennsylvania Cleanup will have a material adverse effect on the Company, even though HoloPak and every other PRP in the Pennsylvania Cleanup may be jointly and severally liable for all cleanup costs.

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

    Under an Environmental Indemnification Agreement between HoloPak and certain stockholders of the predecessor to HoloPak (the "Environmental Indemnification Agreement"), HoloPak is entitled to be indemnified for certain environmental liabilities for claims made relating to conditions existing prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000, of which $9,000 is remaining in escrow. As of June 30, 2000, HoloPak has received reimbursements, under the Environmental Indemnification Agreement, and insurance claim recoveries aggregating $1,127,000.

    For the periods ended June 30, 2000 and June 30, 1999 (six months), net expenditures of $12,000 and $19,000, respectively, were made on environmental matters. These amounts are net of claims of $19,000 and $0, respectively, under the Environmental Indemnification Agreement.

    As future environmental laws and regulations may be adopted, or interpretations of existing laws and regulations may change, new requirements may be imposed upon the Company regarding its past, present or future activities, which may create retroactive liability. Failure to comply with applicable laws and regulations could subject the Company to monetary damages and injunctive actions that could adversely affect the Company's financial performance. It is the policy of the Company to comply with all applicable safety laws and regulations and to provide employees with a workplace free of recognized safety and health hazards. Every effort has been, and continues to be, made to maintain the Company's commitment to the safety and health of its employees.

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

EMPLOYEES

    At September 1, 2000, the Company employed approximately 435 people, including 285 in manufacturing, 43 in sales and support, 47 in technical and development and 60 in administrative and management positions. None of the Company's employees are represented by a union, and the Company is not aware of any efforts to unionize any of its employees. The Company believes that its relationship with its employees is satisfactory.

ITEM 2  PROPERTIES

    The principal properties of the Company are:

LOCATION                                SQUARE FOOTAGE                   STATUS
--------                                --------------   --------------------------------------
NEWBURYPORT, MASSACHUSETTS
  Film and Foil Manufacturing.........      52,000       Own(1)
  Sales and Service...................       2,000       Own(1)
  Corporate Office....................       2,000       Own(1)
Pad Print Manufacturing
  Tool and Die........................      20,000       Lease (Expires July 2002)(2)
  Sales, Service and Office...........       7,500       Lease (Expires July 2002)(2)
  Holographic Manufacturing and
    Warehousing.......................      20,000       Lease (Expires April 2002)(2)
  Financial, Accounting and
    Administrative Offices............       5,000       Lease (Expires April 2002)(2)
NEWBURY PARK, CALIFORNIA
  Foil Distribution...................      11,500       Lease (Expires February 2004)(2)
  Pad Print Distribution..............       4,000       Lease (Expires April 2002)(2)
EAST BRUNSWICK, NEW JERSEY
  Foil Manufacturing..................      85,000       Lease (Expires March 2005)
  Holographic Manufacturing...........      30,000       Lease (Expires December 2005)
  Sales, Service and Office...........       2,000       Lease (Expires December 2005)
  Warehouse...........................      34,000       Lease (Expires December 2000)
  Financial, Accounting and
    Administrative Offices............       6,000       Lease (Expires December 2000)
CHICAGO, ILLINOIS
  Office and Warehouse................      12,000       Lease (Expires April 2002)
MONTREAL, QUEBEC, CANADA
  Manufacturing and Warehouse.........      22,000       Own(1)
  Warehouse...........................      28,000       Lease (Expires April 2002)
  Manufacturing.......................      40,000       Lease (Expires April 2002)
  Office..............................       2,500       Lease (Expires April 2002)

------------------------

(1) These properties are subject to mortgages.

(2) See note 14 to the notes to consolidated financial statements for the aggregate amounts of the Company's lease commitments.

    The foil manufacturing facilities currently operate at 70% of capacity on three shifts, five days a week. The pad printing and tool and die manufacturing facility is currently being utilized at approximately 70% of capacity with one nine-hour shift. The holographic film manufacturing operation is at approximately 75% of capacity with three shifts.

ITEM 3  LEGAL PROCEEDINGS

    None.

ITEM 4  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq National Market under the trading symbol "FLMK." The range of high and low closing sales prices for Foilmark common stock, as reported on The Nasdaq National Market is set forth below.

                                                                 HIGH           LOW
QUARTER ENDED                                                    CLOSE         CLOSE
-------------                                                 -----------   -----------
September 30, 1998..........................................  3             1 5/8
December 31, 1998...........................................  3             1 5/16
March 31, 1999..............................................  2 7/16        1 3/8
June 30, 1999...............................................  2 7/8         1 7/16
September 30, 1999..........................................  3 5/8         2 5/16
December 31, 1999...........................................  3 5/8         2 1/2
March 31, 2000..............................................  4 7/16        2 1/2
June 30, 2000...............................................  4 1/16        3 1/4
July 1-September 14, 2000...................................  4 15/16       3 5/8

    As of September 14, 2000, there were approximately 132 holders of record and approximately 768 beneficial owners of the Company's Common Stock.

    The Company has never paid dividends on its capital stock. The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any dividends within the foreseeable future. The Company is currently restricted from declaring or paying dividends under the provisions of its bank loan agreement. See note 9 of the notes to the consolidated financial statements.

ITEM 6  SELECTED FINANCIAL DATA

                        FOILMARK, INC. AND SUBSIDIARIES
        FOR THE YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999
                   AND THE YEARS ENDED DECEMBER 31, 1998-1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 JUNE 30,   JUNE 30,   DEC. 31,   DEC. 31,   DEC. 31,
                                                   2000     1999(A)    1998(B)    1997(C)      1996
                                                 --------   --------   --------   --------   --------
Continuing Operations
  Revenue......................................  $66,736    $23,150    $30,886    $33,379    $29,692
  Operating Income.............................    6,404        350      1,181      2,824        707
  Net Income...................................    3,543         94        357      1,475        189
  Earnings Per Share--Basic....................     0.45       0.02       0.09       0.35       0.05
  Earnings Per Share--Diluted..................  $  0.43    $  0.02    $  0.09    $  0.35    $  0.05
  Weighted Average Shares Outstanding--Basic...    7,936      5,593      4,173      4,161      4,142
  Weighted Average Shares
  Outstanding--Diluted.........................    8,253      5,748      4,173      4,161      4,142
Financial Condition
  Total Assets.................................  $53,709    $47,592    $29,821    $32,082    $40,332
  Total Long-Term Debt.........................   14,953     13,215      9,106     10,750     12,165
  Working Capital..............................   19,775     18,025     10,392     11,757     12,782
  Stockholders' Equity.........................   26,860     23,258     15,366     14,978     18,250

------------------------

(a) In April 1999, the Board of Directors of the Company changed the Company's fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999 and is considered the transition period. On April 23, 1999, HoloPak merged into a subsidiary of Foilmark. HoloPak shareholders received an aggregate of 3,715,935 shares of Foilmark common stock, plus an aggregate of $4,753,718 in cash. The results of operations for the six months ended June 30, 1999 include HoloPak from April 23, 1999.

(b) Effective July 1, 1998, Imtran Foilmark, Inc., and Foilmark Manufacturing Corporation, wholly owned subsidiaries of Foilmark, merged with and into Olsenmark, Inc., another wholly owned subsidiary of Foilmark. The survivor, Olsenmark, Inc., changed its name to Foilmark Manufacturing Corporation. In addition, West Foils, Inc., a wholly owned subsidiary of Foilmark, was merged with and into Foilmark, effective July 1, 1998.

(c) On October 15, 1997, the Company announced the discontinuation of the manufacture of hot stamping equipment. Discontinuation of the hot stamping line resulted in a one-time charge of $3,894,000 and $892,000 loss from operations, net of tax benefit, equal to a total loss of $4,786,000, net of tax benefit, which is excluded from the results of operations above.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    FISCAL 2000 COMPARED TO FISCAL 1999

    In April 1999, the Board of Directors of Foilmark changed the Company's fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999. Management's discussion and analysis compares the six months ended June 30, 1999 to the year ended June 30, 2000. On

April 23, 1999, HoloPak merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock. Foilmark issued a total of 3,715,935 shares and $4,753,718 in cash. The results of operations for the six-month period ended June 30, 1999 include HoloPak from April 23, 1999.

    REVENUES for the fiscal period ended June 30, 2000 were $66.7 million, compared to $23.1 million for the fiscal period ended June 30, 1999, a six-month period. For comparison purposes, revenues for the twelve months ended June 30, 1999 were $38.2 million. The increase of $28.5 million, or 74.7%, between the two twelve-month periods of June 30, 2000 and 1999 was primarily the result of the addition of HoloPak. During fiscal 2000, the Company was able to increase sales of its higher margin holographic products as a percentage of total sales. The following schedule illustrates the composition of the Company's sales for fiscal 2000, compared to fiscal 1999, a six-month period.

                                     FY2000      PERCENT         FY1999      PERCENT
                                   -----------   --------      -----------   --------
                                     (IN                         (IN
                                   THOUSANDS)                  THOUSANDS)
TTF..............................     $35.3         53%           $14.0         60%
Holographic Products.............      24.6         37%             5.3         23%
Pad Print and Supplies...........       6.8         10%             3.8         17%
                                      -----        ---            -----        ---
  Total..........................     $66.7        100%           $23.1        100%
                                      =====        ===            =====        ===

    GROSS PROFIT margin increased to 31.0% for the fiscal year ended June 30, 2000, compared to 29.7% for the fiscal year ended June 30, 1999, a six-month period, and 29.2% for the twelve months ended June 30, 1999. The improvement in gross profit was due in part to the increase as a percentage of total sales of the higher margin holographic products in line with the Company's previously announced strategy to expand in this growing market. Additionally, as a result of the merger, the Company was able to transfer the manufacturing of specific products to the New Jersey and Massachusetts plants, resulting in longer production runs at both locations, which improved efficiencies and lowered waste.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $14.3 million for the fiscal year ended June 30, 2000, compared to $5.7 million for the fiscal period ended June 30, 1999, a six-month period. For comparison purposes, expenses for the twelve months ended June 30, 1999 were $9.6 million. The increase in expenses was primarily the result of the HoloPak merger, which is only included in the fiscal 1999 results from April 23, 1999. Selling, general and administrative expenses as a percentage of sales declined to 21.4% for the year ended June 30, 2000, compared to 24.6% for the six months ended June 30, 1999. The reduction in expenses as a percentage of total sales is due to the elimination of duplication of salaries and related expenses as a result of the merger.

    INCOME FROM OPERATIONS increased to $6.4 million for the fiscal year ended June 30, 2000, compared to $.3 million and $.7 million for the fiscal period ended June 30, 1999, a six-month period, and the twelve months ended June 30, 1999, respectively. The increase was a result of higher revenues, increase in gross profit percentages and a decrease in selling, general and administrative expenses as a percentage of sales. Income from operations for the six- and twelve-month periods ended June 30, 1999 was adversely impacted by merger integration costs of $.8 million as a result of the HoloPak merger.

    INTEREST EXPENSE-NET for the fiscal year ended June 30, 2000 was $.9 million, or 1.3%, of sales, compared to the fiscal period ended June 30, 1999, a six-month period, of $.3 million, or 1.5% of sales, and $.7 million, or 1.8% of sales, for the twelve months ended June 30, 1999. The increase in interest expense, compared to 1999, is due to the increase in bank debt as a result of the HoloPak merger, together with higher prevailing interest rates.

    PROVISION FOR INCOME TAXES totaled $2.0 million for the year ended June 30, 2000, compared to $135,000 for the six months ended June 30, 1999, reflecting an increase in pretax income. The effective tax rate for the year ended June 30, 2000 of 36% was lower than the 58% effective tax rate for the six months ended

June 30, 1999, as a result of the lower percentage impact of permanent differences on the increased pretax income in 2000.

    NET INCOME AND NET INCOME PER SHARE for the fiscal year ended June 30, 2000 was $3.5 million, or $0.43 per diluted share, compared to $.2 million, or $0.04, per diluted share for the twelve months ended June 30, 1999 and $.1 million, or $0.02, per diluted share for the fiscal period ended June 30, 1999, a six-month period. The increase in net income and income per share for the fiscal year ended June 30, 2000, compared to 1999, is attributable to the substantial increase in revenues, higher gross profit percentages and a decrease in selling, general and administrative expenses as a percentage of sales as discussed above.

    FISCAL 1999 COMPARED TO FISCAL 1998

    In April 1999, the Board of Directors of Foilmark, Inc., changed the fiscal year end from December 31 to June 30. The change was in anticipation of the merger with HoloPak, which had a March 31 fiscal year. The change became effective for the six months ended June 30, 1999 and is considered the transition period. Management's discussion and analysis of results of operations compares the six months ended June 30, 1999 and 1998 and the year ended
December 31, 1998.

    Revenues for the fiscal period ended June 30, 1999, a six-month period, were $23.1 million, compared to $30.9 million for the twelve months ended
December 31, 1998. For comparison purposes, revenues for the six months ended June 30, 1998 were $15.8 million. The 46% increase in revenues, or $7.3 million, between June 30, 1999 and 1998 was primarily the result of the addition of HoloPak as of April 23, which accounted for $6.5 million, or 89%, of the revenue increase. The balance of the increase, $.8 million, was from both foil and machinery operations.

    The gross profit margin remained relatively the same at 29.7% and 30.1% for the six months ended June 30, 1999 and June 30, 1998, respectively. For the twelve months ended December 31, 1998, the gross profit margin was 29.3%. The primary reason for the slight decline in gross profit percentage between June 30, 1999 and 1998 was due to the HoloPak group having an average gross profit of only 22.1%, while the Foilmark foil group and Imtran had gross profit margin of 27.7% and 45.1%, respectively. Without the HoloPak group, gross profit would have been substantially improved at 31.6% for the fiscal year ended
June 30, 1999. The higher gross profit margin is directly related to lower raw material pricing, stabilization in customer pricing, replacement of lower margin export sales with higher margin direct sales and improved manufacturing efficiencies through longer production runs. The increase in the Imtran machinery group gross profit margin was due to a management change in January 1999, which resulted in the Company lowering manufacturing costs, which helped to increase sales volume.

    Selling, general and administrative expenses were $5.7 million for the fiscal period ended June 30, 1999, an increase of $1.8 million from the six months ended June 30, 1998. For the year ended December 31, 1998, expenses were $7.9 million; $1.2 million of the increase at June 30, 1999, compared to June 30, 1998, is the result of the acquisition. The balance of the increase is due to providing an allowance for doubtful accounts for receivables associated with exiting the gift wrap product line, higher sales commissions, as a result of the increase in direct sales replacing the lower margin export sales, and an increase in legal fees, due to settlement of three previously pending lawsuits.

    Merger integration costs of $826,228 are the result of the acquisition of HoloPak Technologies, Inc., on April 23, 1999. Included in these costs are severance and benefits paid to former employees, expenses in connection with office and warehouse closings and the write-off of some computer-related expenses.

    Income from operations was $350,258 for the six months ended June 30, 1999, compared to $819,923 for the six months ended June 30, 1998 and $1,181,478 for the year ended December 31, 1998. Income from operations for the 1999 six months was adversely impacted by the merger integration costs of $826,228. Without these special charges, income from operations would have been $1,176,486, a 42% increase over the comparable 1998 period and equal to income from operations for the twelve months ended December 31, 1998. The increase in income from operations without the merger integration costs was the result of higher sales amounting to $7.3 million, of which $6.5 million were sales of the HoloPak group.

    Interest expense for the six months ended June 30, 1999 was $343,550, or 1.5% of sales, compared to $379,633, or 2.4% of sales, for the six months ended June 30, 1998. For the fiscal year ended December 31, 1998, interest expense was $726,265, or 2.4% of sales. The decline in interest expense was the result of the lower prevailing interest rates in 1999, compared to 1998 and the reduction of bank debt prior to the merger, compared to June 30, 1998.

    Other income of $221,774 was primarily the result of insurance proceeds in connection with damage to a coating machine.

    Provision for income taxes totaled $134,579 for the six months ended
June 30, 1999, compared to $167,310 for the six months ended June 30, 1998. For the year ended December 31, 1998, the income tax provision was $121,834.

    Net income and earnings per share were $93,903, or $0.02 per share, for the six months ended June 30, 1999, compared to $272,980, or $0.07 per share, for the six months ended June 30, 1998. For the fiscal year ended December 31, 1998, net income was $356,742, or $0.09 per share. The decline in net income for the six months of 1999, compared to 1998, was directly related to the merger integration costs of $512,261 (net of tax). Eliminating these costs, net income and earnings per share for the six months ended June 30, 1999 would have been $606,164, or $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

    In August 1999, the Company completed a new loan agreement with its principal bank, which provides a $10.0 million line of credit, a $5.0 million term loan and a $4.0 million equipment line of credit, subject to covenant compliance.

    In November 1999, the Board of Directors of the Company approved the repurchase of up to $1.0 million of the Company's common stock in the open market. As of June 30, 2000, 39,200 shares were repurchased at an average price of $3.26 per share for an aggregate purchase price of $127,693.

    In February 2000, the Company announced an investment program of approximately $5.0 million over the following eighteen months for the purchase of state-of-the-art equipment for holographic origination, production and converting. The investments are being made in Foilmark's security and packaging holographic operations. Primary funding for the expansion is through the issuance of $4.5 million tax-exempt bonds from the New Jersey Economic Development Authority. All of the bonds were purchased by one of Foilmark's banks on June 1, 2000. The bonds are payable in equal principal payments over eight (8) years at a fixed rate of interest of 5.85%. This transaction was concluded on June 1, 2000. During the year ended June 30, 2000, the Company made capital expenditures of $4,485,656. As of June 30, 2000, the Company had $3,029,055 remaining in restricted cash to purchase qualified equipment using the bond proceeds.

    In the second quarter of fiscal 2000, the Company sold a supply product line for cash and notes receivable amounting to $600,000. The sale consisted primarily of inventory at cost and intangibles, including trade name and engineering drawings. The Company did not recognize any gain or loss on this transaction, as the proceeds were equal to the net carrying value of the assets.

    At June 30, 2000, tangible net worth increased to $22.7 million from $18.8 million at June 30, 1999. Working capital was $19.8 million at June 30, 2000, up from $18.0 million at June 30, 1999.

    The Company was in full compliance with the financial covenants of its bank loan agreement as of June 30, 2000. The Company believes it has sufficient funds from operations and available bank lines to meet its operating needs for the foreseeable future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 in the first quarter of fiscal 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The impact of the adoption of this new standard is not expected to be material.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. The impact of this interpretation is not expected to be material.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company finances the purchase of equipment through long-term debt. The debt, which is summarized in note 9 to the consolidated financial statements, contains fixed and variable interest rates. Based on the Company's current debt levels and ability to borrow from its lenders, the Company does not believe it is materially exposed to interest rate risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules under Item 14 hereof.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

FRANK J. OLSEN, JR.                                          Director since 1992

    Frank J. Olsen, Jr., 48, has served as President and Chief Executive Officer of the Company since March 1992. He served as the Chairman of the Board from October 1995 to April 1999. He is the Chief Executive Officer of the Company and each of its subsidiaries. Prior to March 1992, he was employed as Vice President, Engineering, and in various other capacities with the Company and its predecessors since 1976. Mr. Olsen is the brother of Carol J. Robie.

ROBERT J. SIMON                                              Director since 1999

    Robert J. Simon, 41, Chairman of the Board, has been a Senior Managing Director of Bradford Ventures Ltd., a private investment firm, since 1992 and a general partner of Bradford Associates since 1989. Mr. Simon is Chairman of the Board or a director of numerous public and private companies, including Ampco Metal, Inc., Overseas Private Investors Ltd., Overseas Equity Investors Ltd., Pamarco Technologies, Inc., FoodServ Equipment & Supply, Inc., Overseas Callander Fund and Tufco Technologies, Inc. Mr. Simon was the Chairman of the Board of Directors of HoloPak Technologies, Inc., from May 1992 and a director from 1990 to April 1999.

MICHAEL J. BERTUCH                                           Director since 1997

    Michael J. Bertuch, 39, has been the President of ViaTech Publishing Solutions, a manufacturer of vinyl loose-leaf books, since January 1992. Prior to 1992, he was employed by DVC Industries in various executive capacities since 1986.

MICHAEL FOSTER                                               Director since 1997

    Michael Foster, 65, is a private investor and consultant. In 1999, Mr. Foster retired as the founder, Chairman of the Board and Chief Executive Officer of the WPI Group, Inc., (NASDAQ: WPIC) a publicly held manufacturer of hardware, software and electronic products for the commercial and industrial marketplace.

BRIAN KELLY                                                  Director since 1999

    Brian Kelly, 57, has been the President of Waverly Partners, Inc., a private investment company, since March 1994. Waverly's investment companies manufacture metal components for the electronics, aerospace and medical industries. From September 1989 to March 1994, Mr. Kelly was President of Fitchburg Coating Products, a manufacturer of coated and laminated products. Mr. Kelly was a director of HoloPak Technologies, Inc., from June 1995 to April 1999.

MICHAEL S. MATHEWS                                           Director since 1999

    Michael S. Mathews, 60, has been a managing director of Westgate Capital Co., a private investment firm, since January 1993. Mr. Mathews was a director of HoloPak from 1990 to 1999. From 1989 though January 1993, Mr. Mathews served as a managing director of Bradford Ventures Ltd., a private investment firm; and prior to such time, he was the President of DnC Capital Corporation, a merchant banking and investment firm, for more than five years. Mr. Mathews is also a director of Petroleum Geo-Services A/S.

JAMES L. ROONEY                                              Director since 1999

    James L. Rooney, 63, served as a consultant to the Company until April 23, 2000. He was the Chief Executive Officer and a director of HoloPak from September 1997 to April 1999. He was the President of C&C Consulting from January 1995 to September 1997. He was Senior Vice President at Rexam Inc., Coated Products Group, from 1993 to 1995. From 1991 to 1993, he was the President of Release International, a Rexam Inc. company; and from 1984 to 1991, he was the President of H.P. Smith, Inc., a division of Specialty Coatings International, formerly James River Corp. He also serves as a director of Lexon Technologies.

THOMAS R. SCHWARZ                                            Director since 1997

    Thomas R. Schwarz, 63, was Chairman of Grossman's Inc., a retailer of building materials, from 1990 to 1994. From 1980 to 1990, he was President, Chief Operating Officer and a director of Dunkin' Donuts Incorporated, a food service company. Mr. Schwarz has been a director of Tridex Corporation since 1995 (and a member of the Compensation Committee) and Chairman of the Board of Directors of TransAct Technologies Incorporated (and a member of the Compensation Committee) since 1996.

HARVEY S. SHARE                                              Director since 1999

    Harvey S. Share, 68, is the former President and Chairman of Bobst
Group Inc., one of the world's largest manufacturers and suppliers of folding carton, corrugated and flexible packaging converting and printing equipment. Mr. Share retired from Bobst Group Inc. at the end of 1996. Mr. Share is a consultant to the packaging and printing equipment industry. Mr. Share is a member of a number of industry and professional associations. Mr. Share was a director of HoloPak Technologies, Inc., from July 1998 to April 1999.

EDWARD D. SULLIVAN                                           Director since 1994

    Edward D. Sullivan, 67, served as a consultant to the Company until December 31, 1999. Mr. Sullivan served as Vice President, West Coast Operations, of the Company from 1994 until his retirement on December 31, 1996 and Vice President and General Manager of West Foils, Inc., a subsidiary of the Company, from 1995 until December 31, 1996. He was President of West Foils, Inc., which he founded in 1988, through 1994.

NON-DIRECTOR EXECUTIVE OFFICERS

PHILIP LEIBEL                                                 Officer since 1992

    Philip Leibel, 62, has been Vice President, Finance, since March 1992 and is Treasurer, Assistant Secretary and Chief Financial Officer of the Company and each of its subsidiaries. He has been Chief Financial Officer of the Company and its predecessors since 1977.

WILHELM P. KUTSCH                                             Officer since 1992

    Wilhelm P. Kutsch, 57, has been Senior Vice President, Foil Operations, since March 1992, and served as Vice President, Foil Operations, prior to March 1992. Mr. Kutsch served on the Board of Directors from 1994 to 1999. He has also served as Vice President and Operations Manager of Foilmark Manufacturing Corporation since 1979. Mr. Kutsch has over 20 years experience in the hot stamping industry.

CAROL J. ROBIE                                                Officer since 1992

    Carol J. Robie, 44, has been Vice President, Administration, since
March 1992. Ms. Robie served on the Board of Directors from 1992 to 1999. She served as Administrative Manager of the Company in 1990 and 1991 and also has been employed in various capacities by Foilmark Manufacturing Corporation since 1977. She also serves as Secretary of the Company. Ms. Robie is the sister of Frank J. Olsen, Jr.

MARC O. WOONTNER                                              Officer since 1999

    Marc O. Woontner, 54, has been Vice President, Sales and
Marketing/Holographic Security, for Foilmark since July 1, 1999. Mr. Woontner had served in this capacity for HoloPak since 1988. He joined HoloPak as Market Development Manager in 1986. Mr. Woontner was Regional Sales Manager for Dri-Print Foils, a division of Beatrice Foods, from 1975 to 1986.

GENERAL INFORMATION ABOUT THE BOARD OF DIRECTORS

    There were four (4) regular and two (2) special meetings of the Board of Directors during fiscal 2000. During this period each director attended at least 75% of the aggregate of (a) the total number of meetings of the Board held during the period from which such incumbent was a director, and (b) the total number of meetings held by all committees of the Board on which such incumbent served.

    Directors of the Company who are not full-time employees of the Company or its operating subsidiaries receive a retainer of $2,000 per calendar quarter, as well as a fee of $750 per Board Meeting attended and $350 per committee meeting attended in person or telephonically.

    The Board of Directors has four standing committees: the Executive Committee, the Compensation Committee, the Audit Committee and the Stock Option Committee. The Executive Committee consists of Frank J. Olsen, Jr., Robert J. Simon, Michael Foster and Edward D. Sullivan. In addition, Philip Leibel attends Executive Committee Meetings in a non-voting capacity. The Executive Committee conducts the affairs and business of the Company between meetings of the Board of Directors, subject to certain limitations set forth in the Company's Certificate of Incorporation and the Bylaws. The Executive Committee met two
(2) times during fiscal 2000.

    The Compensation Committee consists of Edward D. Sullivan, Michael S. Mathews, Thomas R. Schwarz and Robert J. Simon. The Compensation Committee determines the compensation to be paid by the Company to its officers. The Compensation Committee met three (3) times during fiscal 2000.

    The Audit Committee consists of Michael J. Bertuch, Michael Foster, Brian Kelly and Harvey S. Share. The Audit Committee reviews the financial reporting process, the system of internal control, the audit process and the process of monitoring compliance with laws and regulations. All of the Audit Committee members satisfy the definition of independent director as established in the National Association of Securities Dealers Listing Standards. The Board of Directors adopted a written charter for the Audit Committee on May 18, 2000.

    The Audit Committee reviewed the financial statements with the Board of Directors and discussed with KPMG LLP, the Company's independent auditors, during the fiscal year 2000 the matters required to be discussed by Statement of Auditing Standards No. 61. The Audit Committee met five (5) times during fiscal year 2000.

    The Stock Option Committee consists of Edward D. Sullivan, Michael S. Mathews, Thomas R. Schwarz and Robert J. Simon. The Stock Option Committee administers the 1995 Stock Option Plan and the Non-Employee Directors' Stock Plan and determines to whom such options will be granted and the number of shares of Common Stock to be included in such options. The Stock Option Committee met two (2) times during fiscal 2000.

COMPLIANCE WITH SECTION 16(a)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10 percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and furnish the Company with reports of securities ownership and changes in such ownership.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, or written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended June 30, 2000, its officers, directors and greater than ten percent (10%) beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

    The following table sets forth the total compensation of the chief executive officer and the other three most highly compensated executive officers (the "Named Executive Officers") of the Company for services in all capacities to the Company or its subsidiaries for the fiscal year ended June 30, 2000 and the total compensation earned by such individuals for the Company's three previous fiscal years.

                                                                                        Long-Term
                                                                                   Compensation Awards
                                                                             -------------------------------
                                             Annual Compensation(a)          SECURITIES
                                       -----------------------------------   UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR         SALARY($)   BONUS($)   OPTIONS(#)   COMPENSATION($)(b)
---------------------------            --------       ---------   --------   ----------   ------------------
Frank J. Olsen, Jr. .................    2000(c)       282,000     75,000      30,000            4,000
President and Chief Executive Officer    1999(e)       135,131         --      15,000            3,000
                                         1998          233,295         --      34,666            3,000
                                         1997          202,413         --          --            4,160

Wilhelm P. Kutsch....................    2000(c)       200,400     38,400      30,000            4,000
Senior Vice President, Foil              1999(e)       120,399         --      12,000            3,000
  Operations                             1998          184,235         --      29,466            3,000
                                         1997          172,272         --          --            4,160

Philip Leibel........................    2000(c)       173,381     33,400      15,000            4,000
Vice President, Finance, and             1999(e)        97,080         --       8,000            3,000
Chief Financial Officer                  1998          173,785         --      24,534            3,000
                                         1997          160,789         --          --            4,160

Marc O. Woontner(d)..................    2000(c)       149,076     36,000          --            3,727
Vice President, Sales and Marketing/
Holographic Security

------------------------

(a) Any perquisites or other personal benefits received from the Company by any of the Named Executive Officers were substantially less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's salary and bonus).

(b) Amounts in the "All Other Compensation" column represent contributions to the Company's Profit Sharing Plan.

(c) Information presented for the year ended June 30, 2000.

(d) Mr. Woontner became the Vice President, Sales and Marketing/Holographic Security on July 1, 1999.

(e) Fiscal 1999 is a six-month period.

                                 STOCK OPTIONS

    The following table sets forth information concerning the grants of stock options pursuant to the Company's Stock Option Plan during fiscal year ended June 30, 2000 to the Named Executive Officers identified in the Summary Compensation Table.

                                                  INDIVIDUAL GRANTS
                                   -----------------------------------------------    POTENTIAL REALIZABLE
                                                % OF TOTAL                              VALUE AT ASSUMED
                                     NUMBER      OPTIONS                              ANNUAL RATES OF STOCK
                                   OF SHARES     GRANTED     EXERCISE                  PRICE APPRECIATION
                                   UNDERLYING       TO        PRICE                    FOR OPTION TERM (1)
                                    OPTIONS     EMPLOYEES      PER      EXPIRATION   -----------------------
NAME                                GRANTED      IN 2000      SHARE        DATE         5%            10%
----                               ----------   ----------   --------   ----------   --------       --------
Frank J. Olsen, Jr. .............    30,000         35%       $3.00      11/04/09    $56,700        $143,400
President and Chief Executive
  Officer

Wilhelm P. Kutsch................    30,000         35%       $3.00      11/04/09    $56,700        $143,400
Senior Vice President, Foil
  Operations

Philip Leibel....................    15,000         17%       $3.00      11/04/09    $28,350        $ 71,700
Vice President, Finance, and
Chief Financial Officer

Marc Woontner....................        --         --           --            --         --              --
Vice President, Sales and
  Marketing/Holographic Security

------------------------

(1) The 5% and 10% assumed compounded annual rates of stock price appreciation are in accordance with the potential gains and are net of exercise price but before taxes associated with the exercise rules of the Securities and Exchange Commission. These amounts and assumed rates of appreciation do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on future performance of the Common Stock and overall market conditions, as well as the option holder's continued employment throughout the vesting period. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

    The following table sets forth certain information regarding stock options exercised during fiscal 2000 and unexercised options held by the Named Executive Officers as of the end of fiscal year 2000.

                                                               Underlying Unexercised         Number of Securities
                                                                Options/SAR at Fiscal         Value of Unexercised
                                  ACQUIRED                          Year End 2000                   SARS($)
                                     ON          VALUE        -------------------------   ----------------------------
NAME                              EXERCISE   REALIZED($)(a)   Exercisable/Unexercisable   Exercisable/Unexercisable(b)
----                              --------   --------------   -------------------------   ----------------------------
Frank J. Olsen, Jr. ............    --           --           89,666/0                    70,272/0
Wilhelm P. Kutsch...............    --           --           79,966/0                    60,997/0
Philip Leibel...................    --           --           55,034/0                    40,444/0
Marc O. Woontner................  6,000        9,375          27,917/55,837               51,563/105,667

------------------------

(a) Based on closing price of the Common Stock on date of exercise less the exercise price.

(b) Based on the closing price of the Common Stock on June 30, 2000 ($3.625) minus the exercise price.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee is responsible for setting and administering the policies, which govern both annual compensation and incentive programs for key managerial executives. The Committee usually meets twice annually for the purpose of granting salary increases and bonus awards. It evaluates corporate and individual performance, current compensation and share ownership of the managerial group. The employees of the Company who participate in the bonus and stock option plans are those who, in the estimation of the Compensation Committee, have a substantial opportunity to enhance shareholder value over time.

    The Committee's purpose is to ensure that the Company's management compensation plan will support the Company's efforts to attract and retain well-qualified employees who are capable of managing for the benefit of shareholders and contributing to the Company's success. To accomplish this goal, compensation is intended to be competitive both within the industry as a whole and when compared to like-sized companies in the geographical areas served by the Company. Inflation, the cost of living and business conditions are taken into consideration. Additionally, the Company surveys other manufacturing companies and obtains compensation information from approximately ten industry participants.

    The final determination of the base salary adjustments and incentive bonus awards is made solely by the Compensation Committee after consultation with the Chief Executive Officer. Stock option grants are made by the Stock Option Committee. In setting an executive's base salary and bonus and in granting stock options, consideration is given to maintenance of the executive's level of responsibility and the performance of the executive's area of responsibility. Stock options are granted considering the nature of the industry and the desirability of long-term incentives. Bonus awards are paid following fiscal year end and represent awards for the preceding year.

    With respect to compensation of the Chief Executive Officer ("CEO"), the Compensation Committee meets without him being present to evaluate his performance and reports on that evaluation to the independent directors of the Board. In connection with the merger of HoloPak into Foilmark and on the Merger Date, Mr. Olsen entered into an employment agreement with the Company, which agreement and compensation thereunder were approved by the Compensation Committee. For a more detailed description of the terms of Mr. Olsen's employment agreement, see "Employment Agreements." The Compensation Committee exercises greater discretion with respect to CEO compensation than with other key executives and considers the performance of the Company relative to the Company's profit goals. The Compensation Committee also considers the short- and long-term performance of the Company relative to industry peers and to similar industries. Major weight is given to operating earnings, as with other managers. Finally, the Compensation Committee considers particular accomplishments of the CEO, which are judged to contribute to long-term shareholder value. Other factors which influence the CEO's compensation include his establishment of clear and sound objectives and the achievement of those objectives, his ability to create overall management strength, his performance in communicating and in causing top managers to communicate effectively with the Board and his use of the Board as a resource to aid effective management. The Committee does not evaluate these factors by a predetermined formula or weighting, but reaches its conclusions based on the judgments of its members. There were bonuses paid to executive officers of the Company in fiscal 2000 as part of the Company's management incentive compensation plan for meeting certain criteria. The compensation plan was approved by the Compensation Committee and Board of Directors on August 19, 1999.

EMPLOYMENT AGREEMENTS

    Since April 23, 1999, in connection with the completion of the merger of HoloPak into Foilmark, the Company entered into an employment agreement with Frank J. Olsen, Jr.

    Mr. Olsen's employment agreement is for a term of five years. During the employment period, Mr. Olsen will serve as Chief Executive Officer and President of Foilmark. During the employment period,

Mr. Olsen will receive an annual salary of $260,000 plus bonus. Under
Mr. Olsen's employment agreement, upon the termination of his employment other than for cause or for reason of death or disability, he will be entitled to receive for a period equal to the greater of the remainder of the initial employment period or any renewal period or three years after the date of termination, monthly payments in an amount equal to one-twelfth of his then current annual base salary, together with pro-rated annual target bonus and continuation of all benefits. In addition, upon a termination as a result of a terminating event as defined in the Agreement, all of Mr. Olsen's stock options will vest immediately. The employment agreement prohibits Mr. Olsen from disclosing confidential information and competing with Foilmark during his employment period and for specified periods thereafter.

    As of July 1, 1999, the Company entered into an employment agreement with each of Wilhelm P. Kutsch, Philip Leibel and Carol J. Robie. The terms of the employment agreements are substantially the same, except for the base salary and duties to be performed. Ms. Robie's employment agreement expires on June 30, 2002, with successive one-year renewal terms unless terminated by either party. Mr. Kutsch's agreement expires on June 30, 2002, with successive two-year renewal terms unless terminated by either party, and Mr. Leibel's agreement expires on June 30, 2001, with successive one-year renewal terms unless terminated by either party. If an employee's employment is terminated with cause or as a result of his death or disability, the Company's obligation to compensate the employee under his employment agreement also terminates. If the Company terminates an employee's employment with cause, the Company is obligated to pay severance of the employee's salary for the longer of (a) any remaining part of the initial term or (b) twelve months.

    Each employment agreement prohibits the employee from competing with the Company during the term of the agreement and for a period equal to the longer of
(a) the period in which any compensation is paid to the employee under the employment agreement or (b) one year following the date of termination. Each employee is eligible under the agreements to a fiscal year-end bonus at the Board's discretion. Employees' benefits include group medical insurance coverage (partially contributory), holidays, life insurance, long-term disability insurance (contributory), short-term disability insurance (partially contributory), travel accident insurance and profit sharing plan. The agreements prohibit employees from using or disclosing any proprietary information to any other party at any time during the period of employment by the Company or thereafter, except information that the employee is authorized to disclose.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Since April 23, 1999, the Compensation Committee has consisted of Thomas R. Schwarz, Edward D. Sullivan, Michael S. Mathews and Robert J. Simon.

    In connection with the merger of HoloPak into the Company, the Company agreed to guarantee the payment obligation of HoloPak under a consulting agreement among HoloPak and Transfer Print Foils, Inc., a subsidiary of HoloPak, and Bradford Associates, which was entered into in February 1990 and restated in October 1991. On November 17, 1998, HoloPak, Transfer Print Foils and Bradford Associates amended the consulting agreement in order to extend its term to March 1, 2004 with automatic renewals for successive one-year terms unless notice of termination is given by either party to the other at least 120 days prior to the close of the then current one-year period. Under this agreement, Bradford Associates provides various financial consulting services to HoloPak and Transfer Print Foils. Mr. Simon is a partner of Bradford Associates, which is a general partner of Bradford Venture Partners, which holds 10.4% of the outstanding Common Stock of the Company. HoloPak is obligated to pay Bradford Associates a monthly fee of $16,666.67 (or $200,000 per year) under the agreement, plus reasonable out-of-pocket expenses. During fiscal 2000, Foilmark paid Bradford Associates $200,000.

    Bradford Venture Partners, the beneficial owner of approximately 10.4% of the outstanding shares of Common Stock, Overseas Private Investor Partners, the beneficial owner of approximately 10.4% of the outstanding shares of Common Stock, James L. Rooney, Robert J. Simon, Michael S. Mathews, Brian

Kelly and Harvey S. Share have been granted demand and piggyback registration rights by the Company pursuant to a registration rights agreement dated as of the merger date. Robert J. Simon, Chairman of the Board, is a partner of Bradford Associates, which is a general partner of Bradford Venture Partners. Mr. Simon is also the Chairman of the Board of Directors of Overseas Private Investors, Ltd., the managing partner of Overseas Private Investor Partners.

    Under the registration rights agreement, all expenses associated with the registration of common stock will be paid by the Company, except for underwriting discounts and commissions. In addition, the Company has agreed to indemnify the stockholders holding registration rights for liability arising out of information contained in a registration statement, except for information provided by these stockholders. Similarly, the stockholders holding registration rights have agreed to indemnify the Company for information furnished by them to the Company for use in a registration statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of September 1, 2000 as to (a) each person who, to the Company's knowledge, beneficially owns 5% or more of the outstanding shares of Common Stock, (b) directors and nominees, (c) each of the Named Executive Officers and (d) all directors and executive officers as a group. Each of such shareholders has sole voting and investment power as to shares shown unless otherwise noted. All information, except for information about the security ownership of the Company's officers and directors, is based upon a review of statements filed with the Securities and Exchange Commission pursuant to Sections 13(d), 13(f) and 13(g) of the Securities Exchange Act of 1934 with respect to shares of Common Stock.

                                                            Amount and
                                                              Nature       Percent
                                                           of Beneficial      of
NAME OF BENEFICIAL OWNER(a)                                  Ownership      Class
---------------------------                                -------------   --------
Martin A. Olsen (b)(c)...................................      480,121       5.98%
Frank J. Olsen, Jr. (b)(d)...............................      518,129       6.46%
Robert J. Simon (b)(e)(f)(g).............................    1,699,076      21.17%
Wilhelm P. Kutsch (h)....................................      122,796       1.53%
Philip Leibel (i)........................................       72,972          *
Carol J. Robie (b)(j)....................................      211,680       2.64%
Edward D. Sullivan (b)(k)................................      165,847       2.07%
Michael J. Bertuch (b)(l)................................        7,500          *
Michael Foster (b)(m)....................................       12,500          *
Thomas R. Schwarz (b)(n).................................        7,500          *
Leonard A. Mintz (b).....................................      234,696       2.92%
Kenneth R. Harris (b)....................................      128,522       1.60%
Barbara M. Henagan (e)(g)................................    1,674,462      20.87%
James L. Rooney (b)(p)...................................      111,501       1.39%
Michael S. Mathews (b)(q)................................       27,346          *
Brian Kelly (b)(r).......................................       16,380          *
Harvey S. Share (b)(s)...................................        9,720          *
Marc O. Woontner (t).....................................       33,917          *
Bradford Venture Partners, L.P. (b)(g)(u)................      835,925      10.42%
Overseas Private Investor Partners (b)(g)(v).............      835,925      10.42%
Parties to Voting Agreement (b)..........................    3,630,518      45.24%
All Directors and Executive Officers as a Group
  (14 persons)(c)(w).....................................    3,016,864      37.59%

------------------------

*   Less than one percent

(a) If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the beneficial owner, director, nominee or officers, as well as shares held by trusts of which the person is a trustee or in which he has a beneficial interest. Any such beneficially owned shares will be noted separately for each owner, except in the case of shares beneficially owned by all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective directors, officers and 5% owners. Except as set forth above, management knows of no person who, as of September 1, 2000, owned beneficially more than 5% of the Company's outstanding Common Stock. The information includes, where applicable, shares issuable upon exercise of stock options granted under the Company's 1995 Stock Option Plan, the Non-Employee Directors Stock Option Plan and the HoloPak Technologies, Inc. 1993 Non-Qualified Stock Option Plan, which options are presently or will be exercisable within 60 days of the date of this Form 10-K. Unless otherwise indicated, the address of the persons identified in above is c/o
    Foilmark, Inc., 5 Malcolm Hoyt Drive, Newburyport, Massachusetts 01950.

(b) Excludes shares held by other parties to a voting agreement described more fully in "Certain Relationships and Related Transactions," which shares may be deemed to be beneficially owned by these individuals. For the purposes of disclosure of beneficial ownership under the Securities Exchange Act of 1934, the persons identified as parties to the voting agreement described in "Certain Relationships and Related Transactions" holding in the aggregate 3,630,638 shares of Common Stock are deemed to be a single person and the beneficial owners of the shares of Common Stock owned by all parties to the voting agreement. (For a discussion of Mr. Mintz's relationship with the Company, see "Certain Relationships and Related Transactions.")

(c) Includes (i) 11,000 shares held by Mr. Olsen's wife as to which he disclaims beneficial ownership. Mr. Olsen's address is 3299 Old Barn Road East, Ponte Vedra Beach, Florida 32082.

(d) Includes 89,666 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days and 222,724 shares deemed beneficially owned in his capacity as executor of the Estate of Frank
    J. Olsen.

(e) Includes the shares of Common Stock owned of record by Bradford Venture Partners as to which each of Mr. Simon and Ms. Henegan may be deemed to share beneficial ownership due to their having voting and dispositive power over these shares of Common Stock. Bradford Associates, a general partnership of which Mr. Simon and Ms. Henagan are the partners, is the sole general partner of Bradford Venture Partners.

(f) Includes 20,820 shares issuable upon exercise of options, which are presently or will be exercisable within 60 days. Mr. Simon's address is One Rockefeller Plaza, New York, New York 10020.

(g) Includes the shares of Common Stock owned of record by Overseas Private Investor Partners, as to which each of Mr. Simon and Ms. Henagan may be deemed to share beneficial ownership due to having voting power over such shares of Common Stock. Mr. Simon serves as Chairman of the Board of Directors of the corporation that acts as the managing partner of Overseas Private Investor Partners. Bradford Associates holds a 1% partnership interest in Overseas Private Investor Partners, which may increase upon the satisfaction of certain contingencies related to the overall performance of Overseas Private Investor Partners' investment portfolio, and also acts as an investment advisor for Overseas Private Investor Partners.

(h) Includes 79,966 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(i) Includes 55,034 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(j) Includes 14,900 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(k) Includes 12,000 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(l) Includes 7,500 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days. Mr. Bertuch's address is c/o ViaTech Publishing Solutions, 1440 Fifth Avenue, Bayshore, New York 11706.

(m) Includes 7,500 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days. Mr. Foster's address is Post Office Box 2877, Nantucket, Massachusetts 02584.

(n) Includes 7,500 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(o) The amount shown for Ms. Henagan includes 2,611 shares of Common Stock that she owns of record as trustee under two trusts for the benefit of two relatives of Ms. Henagan. The address of the stockholder is 44 Nassau Street, Princeton, New Jersey 08542.

(p) Includes 101,501 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(q) Includes 20,820 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(r) Includes 16,380 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(s) Includes 9,720 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(t) Includes 27,917 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

(u) The address of the stockholder is 44 Nassau Street, Princeton, New Jersey 08542.

(v) The address of the stockholder is Clarendon House, Church Street, Hamilton 5-31, Bermuda.

(w) Includes 471,224 shares issuable upon exercise of options, which are presently or will become exercisable within 60 days.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to the merger of HoloPak into a subsidiary of the Company, as of April 23, 1999, the Company entered into a number of agreements, including the registration rights agreement and the guarantee of payment obligations under the Bradford consulting agreement. In addition, on the merger date, a voting agreement was entered into by the following stockholders representing approximately 46% of the outstanding shares of Common Stock: Robert J. Simon, Chairman of the Board, Bradford Venture Partners, Overseas Private Investor Partners; James L. Rooney; Harvey S. Share; Brian Kelly; Michael S. Mathews; Frank J. Olsen, Jr., President and Chief Executive Officer; Carol J. Robie, Vice President, Administration; Michael Foster; Martin A. Olsen; Leonard A. Mintz; Edward D. Sullivan; Thomas R. Schwarz; Kenneth Harris, Vice President, Pad Printing Operations; and Michael J. Bertuch. Under the voting agreement, the above-listed stockholders agreed to vote all of their shares of Common Stock to:

    elect each of Mr. Olsen, Mr. Bertuch, Mr. Schwarz, Mr. Sullivan,
    Mr. Foster, Mr. Simon, Mr. Rooney, Mr. Share, Mr. Kelly and Mr. Mathews to the Board of Directors of the Company. In the event of a vacancy due to the resignation or removal of any of Mr. Bertuch, Mr. Schwarz, Mr. Foster or

    Mr. Sullivan, Mr. Olsen shall designate a replacement director. In the event of a vacancy due to the resignation or removal of any of Mr. Rooney, Mr. Share, Mr. Kelly or Mr. Mathews, Bradford Associates shall designate a replacement director. The voting agreement shall terminate on the earlier of the fifth anniversary of the Merger Date or when either of the Foilmark parties or the HoloPak parties as a group own less than 5% of the outstanding shares of common stock;

    elect Mr. Simon as the Chairman of the Board of the Company;

    elect Mr. Simon, Mr. Mathews, Mr. Olsen and Mr. Foster to the Executive Committee, of which Mr. Simon will be the Chairman;

    elect Mr. Schwarz, Mr. Sullivan, Mr. Mathews and Mr. Simon to the Compensation Committee, of which Mr. Schwarz will be the Chairman; and

    elect Mr. Foster, Mr. Kelly, Mr. Share and Mr. Bertuch to the Audit Committee, of which Mr. Bertuch will be the Chairman.

    The Company also entered into a replacement registration rights agreement, dated as of the Merger Date, pursuant to which certain registration rights previously granted by the Company to Martin A. Olsen, Leonard A. Mintz, Kenneth
R. Harris, Steven Meredith and Edward D. Sullivan were terminated, and replacement registration rights were granted.

    In connection with the acquisition of the assets of Imtran
Industries, Inc., in 1995, Foilmark Manufacturing Corporation, the successor entity to Imtran Foilmark, Inc., the wholly owned subsidiary of the Company to which Imtran's assets were transferred, entered into a five-year lease of the premises where Imtran operated its business. Mr. Harris is a trustee of the trust that owns the premises and served as a director of the Company until the merger date. Mr. Harris is a party to the voting agreement. The terms of the lease provide for annual rent of $137,500 during the initial five-year term and payment of "Market Rent" for the duration of a single extension term of two years. In July 1996, in consideration of the use by the Company of additional space, the Company increased its rental payments by $5,000 per month to $197,500 per year. In April 2000, the Company exercised its option to renew for two additional years commencing August 1, 2000 at an annual rent of $203,250.

    On December 21, 1998, Leonard Mintz resigned as a director and Senior Vice President of the Company. At that time, Mr. Mintz agreed to the termination of his 1992 employment agreement with the Company and entered into a non-competition agreement with the Company, which expires on December 1, 2003. Under the non-competition agreement, the Company has agreed to pay Mr. Mintz:
(1) $14,886.50 per month for eighteen months, which commenced January 1, 1999 and ended June 30, 2000; (2) $5,762.52 on July 1, 2000; (3) $4,167 per month, which commenced January 1, 1999 and ends in December 2003; and (4) other incidental health and related benefits. During the term of the non-competition agreement, Mr. Mintz has agreed not to compete with the Company or its affiliates or solicit sales, customers or employees of the Company or its affiliates.

COMPARATIVE PERFORMANCE GRAPH

    The following graph compares the cumulative total shareholder return on the common stock with the cumulative total shareholder return of (i) the Standard and Poor's 500 Index (the "S & P 500 Index"), (ii) an old peer group of companies consisting of Advanced Deposition Technologies, CFC
International Inc., Outlook Group Corp. and Viskase Corporation (the "Peer Group") and (iii) a new peer group of companies consisting of Advanced Deposition Technologies, American Bank Note Holographics, Applied Extrusion Technologies and CFC International Inc. assuming an investment of $100 on December 31, 1995 in each of the common stock of the Company, the S & P 500 Index and the Peer Group stocks. The graph assumes dividend reinvestment with respect to companies in the Peer Group, and the returns of each such company have been weighted at each measurement point to reflect relative stock market capitalization. The graph commences as of December 31, 1995. HoloPak Technologies, Inc., was part of the peer group until its merger with the Company on April 23, 1999.

                COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
                   AMONG FOILMARK, INC., THE S & P 500 INDEX,
                     A NEW PEER GROUP AND AN OLD PEER GROUP

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                CUMULATIVE TOTAL RETURN
                 12/95   12/96                    12/97   12/98    6/99    6/00
FOILMARK, INC.  100.00   39.58                    51.56   28.65   40.63   60.42
S & P 500       100.00  122.96                   163.98  210.84  236.95  254.13
NEW PEER GROUP  100.00   98.35                    78.75   71.10   33.07   24.64
OLD PEER GROUP  100.00  130.89                   158.40   94.59   98.40   80.25

* $100 INVESTED ON 12/31/95 IN STOCK OR INDEX
 INCLUDING REINVESTMENT OF DIVIDENDS.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules and Exhibits:

(1)  Financial Statements and Supplementary Data--See Form 10-K,
     Item 8

(2)  Financial Statement and Schedules:

     Independent Auditors' Report................................  F-1

     Consolidated Balance Sheets--June 30, 2000 and June 30,
     1999........................................................  F-2

     Consolidated Statements of Earnings--Year Ended June 30,
     2000, Six Months Ended June 30, 1999 and 1998 and Year Ended
     December 31, 1998...........................................  F-3

     Consolidated Statements of Stockholders' Equity--Year Ended
     June 30, 2000, Six Months Ended June 30, 1999 and Year Ended
     December 31, 1998...........................................  F-4

     Consolidated Statements of Cash Flows--Year Ended June 30,
     1999, Six Months Ended June 30, 1999 and Year Ended December
     31, 1998....................................................  F-5

     Notes to Consolidated Financial Statements..................  F-6

     Schedule II--Valuation and Qualifying Accounts..............  S-1

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

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

        10.1            Form of Promissory Note and Schedule of Notes is
                        incorporated herein by reference to Amendment No. 2 to the
                        Company's Registration Statement on Form S-1 filed with the
                        Commission on May 9, 1994.

        10.2            Form of Shareholder Note and Schedule of Notes is
                        incorporated herein by reference to Amendment No. 2 to the
                        Company's Registration Statement on Form S-1 filed with the
                        Commission on May 9, 1994.

        10.3            Industrial Revenue Bond Loan Agreement dated June 28, 1995 is incorporated herein by reference to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1995 and filed with the Commission.

        10.4            1995 Employee Stock Purchase Plan is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
                        Commission.

        10.5            1995 Employee Stock Option Plan is incorporated herein by
                        reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and filed with the
                        Commission.

        10.6            Asset Purchase Agreement between Imtran Industries, Inc. et
                        al., and the Company dated August 3, 1995 is incorporated
                        herein by reference to the Company's Current Report on Form
                        8-K filed with the Commission on September 1, 1995.

        10.7            Amended and Restated Employee Stock Purchase Plan dated
                        January 31, 1996 is incorporated herein by reference to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995 and filed with the Commission on
                        March 30, 1996.

        10.8            Amended and Restated Employee Stock Option Plan dated
                        January 31, 1996 is incorporated herein by reference to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995 and filed with the Commission on
                        March 30, 1996.

        10.9            Waiver and Amendment to Loan Agreement between the Company and Fleet Bank dated March 20, 1997 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the
                        Commission on April 14, 1997.

        10.10           Consulting Agreement between the Company and Edward D.
                        Sullivan dated January 1, 1999 is incorporated herein by reference to the Company's Registration Statement on Form
                        S-4 filed with the Commission on March 22, 1999.

        10.11           Lease Agreement between the Company and Edward G. Molin
                        dated April 21, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the Commission on August
                        12, 1997.

        10.12           Lease Agreement between the Company and Parker Street Realty
                        Trust dated July 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended June 30, 1997 and filed with the Commission
                        August 12, 1997.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.13           Lease Agreement between the Company and Faircourt Realty Co.
                        dated April 1, 1997 is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and filed with the Commission on August
                        12, 1997.

        10.14           1997 Non-Employee Directors' Stock Option Plan dated April
                        11, 1997 is incorporated herein by reference to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended June 30, 1997 and filed with the Commission on August
                        12, 1997.

        10.15 Shareholder Agreement between the Company and certain shareholders of HoloPak Technologies, Inc., dated November
                        17, 1998 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the commission on November 25, 1998.

        10.16           Shareholder Agreement between certain substantial
                        shareholders of the Company and HoloPak Technologies, Inc., dated November 17, 1998 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the
                        Commission on November 25, 1998.

        10.17           Non-Competition Agreement between the Company and
                        Leonard A. Mintz dated December 23, 1998 is incorporated
                        herein by reference to the Company's Registration Statement on Form S-4 filed with the Commission on March 22, 1999.

        10.18           Waiver to Loan Agreement between the Company and Fleet Bank dated February 18, 1999 is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and filed with the Commission on March 29, 1999.

        10.19           Employment Agreement dated March 26, 1998 between Douglas
                        Parker and the Company is incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and filed with the Commission on May 14, 1999.

        10.20           Lease Agreement between the Company and Anchor Associates
                        dated May 14, 1998, commencing March 1, 1999 is incorporated herein by reference to the Company's Quarterly Report on
                        Form 10-Q for the quarter ended March 31, 1999 and filed
                        with the Commission on May 14, 1999.

        10.21           Voting Agreement between Foilmark and certain stockholders of Foilmark dated April 23, 1999 on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.22           Indemnification Agreement between Foilmark and Thomas A.
                        Schwarz dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.23           Indemnification Agreement between Foilmark and Frank J.
                        Olsen, Jr., dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission of May 5, 1999.

        10.24           Indemnification Agreement between Foilmark and Philip Leibel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.25           Indemnification Agreement between Foilmark and Michael
                        Foster dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.26           Indemnification Agreement between Foilmark and Michael J.
                        Bertuch dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.27           Indemnification Agreement between Foilmark and Edward D.
                        Sullivan dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.28           Indemnification Agreement between Foilmark and Glenn Regan dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.29           Indemnification Agreement between Foilmark and Douglas
                        Parker dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.30           Indemnification Agreement between Foilmark and Carol J.
                        Robie dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.31           Indemnification Agreement between Foilmark and Wilhelm P.
                        Kutsch dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.32           Indemnification Agreement between Foilmark and Brian Kelly dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.33           Indemnification Agreement between Foilmark and Harvey S.
                        Share dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.34           Indemnification Agreement between Foilmark and James L.
                        Rooney dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.35           Indemnification Agreement between Foilmark and Joseph T.
                        Webb dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.36           Indemnification Agreement between Foilmark and Arthur Karmel dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.37           Indemnification Agreement between Foilmark and Robert J.
                        Simon dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.38           Indemnification Agreement between Foilmark and Michael S.
                        Mathews dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.39           Employment Agreement between Foilmark and Frank J. Olsen,
                        Jr., dated April 23, 1999 is incorporated herein by
                        reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.40           Employment Agreement between Foilmark and Arthur Karmel
                        dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.41           Employment Agreement between Foilmark and Joseph T. Webb
                        dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.42           Employment Agreement between Foilmark and James L. Rooney
                        dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the
                        Commission on May 5, 1999.

        10.43           Registration Rights Agreement among Foilmark, Bradford
                        Venture Partners, Overseas Private Investor Partners and
                        certain other stockholders of Foilmark dated April 23, 1999 is incorporated herein by reference to the Company's current report on Form 8-K filed with the Commission on May 5, 1999.

        10.44           Amended and Restated Credit Agreement dated August 6, 1999 between Fleet National Bank and the Company and exhibits
                        thereto is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September
                        28, 1999.

        10.45           Employment Agreement dated July 1, 1999 between Carol J.
                        Robie and the Company is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September 28, 1999.

        10.46           Employment Agreement dated July 1, 1999 between Wilhelm P.
                        Kutsch and the Company is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September 28, 1999.

        10.47           Employment Agreement dated July 1, 1999 between Philip
                        Leibel and the Company is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September 28, 1999.

        10.48           First Amendment to the Foilmark, Inc. Amended and Restated
                        1995 Stock Incentive Compensation Plan dated August 19, 1999 is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September 28,
                        1999.

        10.49           First Amendment to the Foilmark, Inc. Non-Employee
                        Directors' Stock Option Plan dated August 19, 1999 is
                        incorporated by reference to the Company's annual report on
                        Form 10-K filed with the Commission on September 28, 1999.

        10.50 Lease dated April 23, 1999 between Owen Wagener & Co. and the Company is incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September 28, 1999.

        10.51           Third Extension and Amendment to Lease dated April 30, 1999 between Highview Properties-One, LLC and Transfer Print
                        Foils are incorporated by reference to the Company's annual report on Form 10-K filed with the Commission on September
                        28, 1999.

        10.52*          Bond Agreement among the New Jersey Economic Development
                        Authority, Foilmark, Inc., Chittendon Trust Company and
                        Fleet Capital Corporation dated as of June 1, 2000.

       27*              Financial Data Schedule

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FOILMARK, INC.

                                                       By:           /s/ FRANK J. OLSEN, JR.
                                                            -----------------------------------------
                                                                       Frank J. Olsen, Jr.
                                                              President and Chief Executive Officer

Date: September 15, 2000

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                 CAPACITY                   DATE
                      ---------                                 --------                   ----
                 /s/ ROBERT J. SIMON
     -------------------------------------------       Chairman of the Board        September 15, 2000
                   Robert J. Simon

               /s/ FRANK J. OLSEN, JR.
     -------------------------------------------       President                    September 15, 2000
                   Frank J. Olsen                      Chief Executive Officer

                  /s/ PHILIP LEIBEL
     -------------------------------------------       Vice President, Finance      September 15, 2000
                    Philip Leibel                      Chief Financial Officer

               /s/ EDWARD D. SULLIVAN
     -------------------------------------------       Director                     September 15, 2000
                 Edward D. Sullivan

               /s/ MICHAEL J. BERTUCH
     -------------------------------------------       Director                     September 15, 2000
                 Michael J. Bertuch

                /s/ THOMAS R. SCHWARZ
     -------------------------------------------       Director                     September 15, 2000
                  Thomas R. Schwarz

                 /s/ MICHAEL FOSTER
     -------------------------------------------       Director                     September 15, 2000
                   Michael Foster

                 /s/ JAMES L. ROONEY
     -------------------------------------------       Director                     September 15, 2000
                   James L. Rooney

               /s/ MICHAEL S. MATHEWS
     -------------------------------------------       Director                     September 15, 2000
                 Michael S. Mathews

                   /s/ BRIAN KELLY
     -------------------------------------------       Director                     September 15, 2000
                     Brian Kelly

                 /s/ HARVEY S. SHARE
     -------------------------------------------       Director                     September 15, 2000
                   Harvey S. Share

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Foilmark, Inc.:

    We have audited the accompanying consolidated balance sheets of Foilmark, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in item 14(a) (2) of this report. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foilmark, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Melville, New York
August 30, 2000

                        FOILMARK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 2000 AND JUNE 30, 1999

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash......................................................  $ 1,172,651   $ 1,326,231
  Accounts receivable--trade (less allowance for doubtful
    accounts of $934,000 in 2000 and $1,397,000 in 1999)....   10,583,564    10,747,909
  Inventories...............................................   15,718,172    13,039,186
  Other current assets......................................      965,180       989,242
  Income taxes receivable...................................       45,800            --
  Deferred income taxes.....................................    1,396,932     1,957,661
                                                              -----------   -----------
    Total current assets....................................   29,882,299    28,060,229

Property, plant and equipment, net..........................   15,390,716    14,164,745
Bond and mortgage financing costs...........................      284,495       335,381
Intangible assets, net......................................    3,872,961     4,164,799
Restricted cash.............................................    3,062,388        33,333
Other assets................................................      183,096       191,775
Notes receivable............................................    1,032,816       641,591
                                                              -----------   -----------
                                                              $53,708,771   $47,591,853
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of notes payable to stockholders.....  $   123,062   $   124,024
  Current installments of other long-term debt..............    1,827,197       414,831
  Accounts payable..........................................    3,809,306     3,895,250
  Accrued expenses..........................................    3,248,246     3,465,709
  Income taxes payable......................................           --       230,720
  Merger integration costs and related liabilities..........      985,712     1,839,505
  Customer deposits.........................................      113,493        64,949
                                                              -----------   -----------
    Total current liabilities...............................   10,107,016    10,034,988

Long-term debt:
  Notes payable to stockholders, net of current
    installments............................................      348,819       471,280
  Other long-term debt, net of current installments.........   14,604,349    12,743,848
                                                              -----------   -----------
                                                               14,953,168    13,215,128

Deferred income taxes.......................................    1,788,908     1,083,385

Stockholders' equity:
  Preferred stock ($.01 par value; 500,000 shares
    authorized; 0 shares outstanding).......................           --            --
  Common stock ($.01 par value; 15,000,000 shares
    authorized; 8,035,683 and 7,903,715 shares issued in
    2000 and 1999, respectively)............................       80,357        79,037
  Additional paid-in capital................................   21,422,800    21,208,036
  Retained earnings.........................................    5,525,864     1,983,308
  Treasury stock, at cost (39,200 shares)...................     (127,693)           --
  Accumulated other comprehensive loss......................      (41,649)      (12,029)
                                                              -----------   -----------
    Total stockholders' equity..............................   26,859,679    23,258,352
                                                              -----------   -----------
                                                              $53,708,771   $47,591,853
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

       YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                        AND YEAR ENDED DECEMBER 31, 1998

                                       YEAR ENDED     SIX MONTHS ENDED   SIX MONTHS ENDED    YEAR ENDED
                                      JUNE 30, 2000    JUNE 30, 1999      JUNE 30, 1998     DEC. 31, 1998
                                      -------------   ----------------   ----------------   -------------
                                                                           (UNAUDITED)
Net sales...........................   $66,736,194       $23,149,842        $15,832,507      $30,886,135
Cost of sales.......................    46,066,849        16,272,482         11,072,032       21,839,367
                                       -----------       -----------        -----------      -----------
  Gross profit......................    20,669,345         6,877,360          4,760,475        9,046,768

Selling, general and administrative
  expenses..........................    14,265,379         5,700,874          3,940,552        7,865,290
Merger integration costs............            --           826,228                 --               --
                                       -----------       -----------        -----------      -----------
Income from operations..............     6,403,966           350,258            819,923        1,181,478
Other income (expense):
  Interest expense--net.............      (873,577)         (343,550)          (379,633)        (726,265)
  Other income......................        16,843           221,774                 --           23,363
                                       -----------       -----------        -----------      -----------
    Income before income taxes......     5,547,232           228,482            440,290          478,576

Income tax expense..................     2,004,676           134,579            167,310          121,834
                                       -----------       -----------        -----------      -----------
Net income..........................   $ 3,542,556       $    93,903        $   272,980      $   356,742
                                       ===========       ===========        ===========      ===========
Basic and diluted earnings per
  share:
  Net income per share--basic.......   $      0.45       $      0.02        $      0.07      $      0.09
                                       ===========       ===========        ===========      ===========
  Net income per share--diluted.....   $      0.43       $      0.02        $      0.07      $      0.09
                                       ===========       ===========        ===========      ===========
Weighted average shares outstanding:
  Basic.............................     7,936,170         5,592,930          4,169,761        4,173,139
                                       ===========       ===========        ===========      ===========
  Diluted...........................     8,253,346         5,747,609          4,169,761        4,173,139
                                       ===========       ===========        ===========      ===========

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999
                        AND YEAR ENDED DECEMBER 31, 1998

                                                                                           ACCUMULATED
                                                   ADDITIONAL                                 OTHER
                                        COMMON       PAID-IN     TREASURY     RETAINED    COMPREHENSIVE
                                         STOCK       CAPITAL       STOCK      EARNINGS        LOSS           TOTAL
                                       ---------   -----------   ---------   ----------   -------------   -----------
Balance at December 31, 1997.........  $  41,673   $13,404,157          --   $1,532,663           --      $14,978,493
  Shares issued under option and
    benefit plans....................        123        30,288          --           --           --           30,411
  Net income.........................         --            --          --      356,742           --          356,742
                                       ---------   -----------   ---------   ----------     --------      -----------
Balance at December 31, 1998.........     41,796    13,434,445          --    1,889,405           --       15,365,646
  Shares issued under option and
    benefit plans....................         82        13,922          --           --           --           14,004
  Shares issued for acquisition......     37,159     7,759,669          --           --           --        7,796,828
  Comprehensive income:
    Net income.......................         --            --          --       93,903           --           93,903
    Other comprehensive loss.........         --            --          --           --      (12,029)         (12,029)
                                                                                                          -----------
      Total comprehensive income.....                                                                          81,874
                                       ---------   -----------   ---------   ----------     --------      -----------
Balance at June 30, 1999.............     79,037    21,208,036          --    1,983,308      (12,029)      23,258,352
  Shares issued under option and
    benefit plans....................      1,320       214,764          --           --           --          216,084
  Treasury stock purchase............         --            --    (127,693)          --           --         (127,693)
  Comprehensive income:
    Net income.......................         --            --          --    3,542,556           --        3,542,556
    Other comprehensive loss.........         --            --          --           --      (29,620)         (29,620)
                                                                                                          -----------
      Total comprehensive income.....                                                                       3,512,936
                                       ---------   -----------   ---------   ----------     --------      -----------
Balance at June 30, 2000.............  $  80,357   $21,422,800   $(127,693)  $5,525,864     $(41,649)     $26,859,679
                                       =========   ===========   =========   ==========     ========      ===========

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999
                        AND YEAR ENDED DECEMBER 31, 1998

                                                              TWELVE MONTHS   SIX MONTHS    TWELVE MONTHS
                                                                  ENDED          ENDED          ENDED
                                                                JUNE 30,       JUNE 30,     DECEMBER 31,
                                                                  2000           1999           1998
                                                              -------------   -----------   -------------
Cash flows from operating activities:
  Net income................................................   $ 3,542,556    $    93,903    $   356,742
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     2,853,349      1,093,105      1,373,948
    Amortization............................................       346,305        159,815        317,216
    Provision for doubtful accounts.........................      (209,000)       615,343        119,000
    Deferred taxes..........................................       625,270       (178,708)       311,320
    Change in operating assets and liabilities, net of
      effects of acquisitions:
      Decrease (increase) in accounts receivable............       364,221       (767,237)      (207,381)
      (Increase) decrease in inventories....................    (2,684,128)       977,950       (249,789)
      (Increase) decrease in income taxes receivable........       (45,800)       715,946      1,276,549
      (Increase) decrease in notes receivable and other
        assets..............................................      (216,276)       358,709       (593,029)
      Increase in deferred acquisition costs................            --             --       (261,482)
      Increase (decrease) in customer deposits..............        48,544       (102,868)       (39,494)
      (Decrease) increase in accounts payable, accrued
        expenses and income taxes...........................       112,150       (778,079)       562,915
      (Decrease) increase in merger integration costs.......      (853,793)       826,228             --
                                                               -----------    -----------    -----------
Net cash provided by operating activities...................     3,883,398      3,014,107      2,966,515
                                                               -----------    -----------    -----------
Net cash used in discontinued operations....................            --             --       (339,728)
                                                               -----------    -----------    -----------
Cash flows from investing activities:
    Capital expenditures....................................    (4,485,656)      (557,153)    (1,272,052)
    Acquisition of HoloPak, net of cash received............            --     (4,692,454)            --
    Proceeds from sale of equipment.........................       246,575             --             --
    Decrease (increase) in restricted cash..................    (3,029,055)       200,000        (66,666)
                                                               -----------    -----------    -----------
    Net cash used in investing activities...................    (7,268,136)    (5,049,607)    (1,338,718)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Payments of notes payable to stockholders...............      (123,423)       (59,128)      (112,921)
    Proceeds of other long-term debt........................     9,519,725      3,802,500             --
    Payments of other long-term debt........................    (6,246,858)      (621,177)    (1,597,168)
    Treasury stock purchase.................................      (127,693)            --             --
    Proceeds from exercise of stock options.................       216,084         14,004         30,411
                                                               -----------    -----------    -----------
    Net cash provided by (used for) financing activities....     3,237,835      3,136,199     (1,679,678)
                                                               -----------    -----------    -----------
Effect of exchange rate changes on cash.....................        (6,677)       (12,029)            --
                                                               -----------    -----------    -----------
Net (decrease) increase in cash.............................      (153,580)     1,088,670       (391,609)
Cash--beginning of period...................................     1,326,231        237,561        629,170
                                                               -----------    -----------    -----------
Cash--end of period.........................................   $ 1,172,651    $ 1,326,231    $   237,561
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest................................................   $   797,196    $   363,686    $   731,370
                                                               -----------    -----------    -----------
    Income taxes............................................   $ 1,769,262    $   105,000    $    59,000
                                                               -----------    -----------    -----------

Acquisition of HoloPak:
    Issuance of stock related to acquisition of HoloPak.....   $        --    $ 7,796,828    $        --
                                                               -----------    -----------    -----------
    Liabilities incurred or assumed.........................   $        --    $ 7,275,275    $        --
                                                               -----------    -----------    -----------

          See accompanying notes to consolidated financial statements.

                        FOILMARK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2000 AND JUNE 30, 1999

(1) THE COMPANY

    Foilmark, Inc. (the "Company" or "Foilmark") develops, manufactures and distributes products for the holographic security and packaging industries. The Company's holographic security products are used to authenticate items such as driver's licenses, transaction cards, currency, documents of value and high-end consumer packaging to prevent counterfeiting and diversion. Foilmark's holographic packaging products feature a broad array of holographic media that are used to enhance the perceived value of consumer packaging and goods.

    Foilmark also manufactures thermal transfer films (TTF) used for value added, high-end printing. These TTF products enhance the appearance and shelf appeal of consumer packaging and goods. Additionally, Foilmark produces image transfer equipment and printing supplies.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

    (b) Fiscal Year

    On April 23, 1999, the Company changed its fiscal year end from December 31 to June 30. The consolidated financial information with respect to the six-month period ended June 30, 1998 is unaudited. In the opinion of management, such information contains all adjustments and consists only of normal recurring adjustments necessary for a fair presentation of the results of such period.

    (c) Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    (d) Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed as follows:

                                                                       ESTIMATED
                                                         METHOD       USEFUL LIFE
                                                      -------------   -----------
Building and leasehold improvements.................  Straight-line   15-40 years
Machinery, furniture and fixtures...................  Straight-line    3-10 years
Automobiles.........................................  Straight-line       3 years

    Leasehold improvements are amortized over the lesser of the estimated useful life or related lease term.

    (e) Notes Receivable

    Notes receivable are recorded at cost, less any required allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the note agreement. The notes receivable relate to

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the sale of equipment by the Company, have original terms of six to eight years (generally paid in monthly installments) and bear interest between 6% and 8%.

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

    (i) Research and Development

    The Company incurs costs in the research and development of new products and applications. Such costs are expensed as incurred and amounted to $550,000 for the year ended June 30, 2000, $290,000 for the six months ended June 30, 1999 and $374,000 for the year ended December 31, 1998, respectively, and were included as a component of cost of sales.

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

    (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

    The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l) Stock Option Plans

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

    (m) Translation of Foreign Currencies

    For the foreign operations in Canada, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of comprehensive income. Gains and losses from foreign currency transactions are included in net income for the period.

    (n) Earnings per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted earnings per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options and warrants for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds unless the effect is antidilutive.

    A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the twelve months ended June 30, 2000, for the six months ended June 30, 1999 and for the year ended December 31, 1998 is as follows:

                                                2000        1999        1998
                                              ---------   ---------   ---------
Weighted average shares (basic).............  7,936,170   5,592,930   4,173,139
Effect of dilutive stock options............    317,176     154,679          --
                                              ---------   ---------   ---------
Weighted average shares (diluted)...........  8,253,346   5,747,609   4,173,139
                                              =========   =========   =========

    (o) Comprehensive Income

    The Company's comprehensive income consists of net income and foreign currency translation adjustments. Accumulated other comprehensive loss represents cumulative foreign currency translation adjustments.

    (p) Reclassifications

    Certain amounts have been reclassified to conform to the current year presentation.

(3) ACQUISITION OF HOLOPAK AND MERGER INTEGRATION COSTS

    On April 23, 1999, the Company acquired all of the outstanding shares of HoloPak, Inc., for $15,077,000, including acquisition costs, comprised of $4,753,718 in cash and 3,716,000 shares of Foilmark

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(3) ACQUISITION OF HOLOPAK AND MERGER INTEGRATION COSTS (CONTINUED) common stock. HoloPak manufactures and distributes TTF in the United States and manufactures laminated foil and direct metallized paper in Canada. The acquisition was accounted for using the purchase method, and accordingly, the net assets acquired have been recorded at their fair market value and the results of their operations included from the date of acquisition. Since the estimated fair values of the net assets acquired exceeded total acquisition cost, the allocation of the purchase price resulted in a pro rata write-down of non-monetary non-current assets (property, plant and equipment) of approximately $3.9 million. The estimated fair values of net assets are based on independent appraisals and management estimates.

    Accruals for merger integration costs of $1,048,000 were included as part of the acquisition. These costs related to the integration of certain aspects of HoloPak's operations into Foilmark and were comprised of severance, personnel costs and a provision for lease terminations. As a result of the acquisition, the Company reorganized certain aspects of Foilmark's operations and recorded a merger integration charge of $826,000, which is included in the statement of operations for the six months ended June 30, 1999. These expenses were primarily comprised of a lease on a facility, which will be closed, severance and other personnel costs. As of June 30, 1999, accrued merger integration costs totaled $1,840,000, which principally related to severance and personnel costs expected to be paid out in the next year and costs associated with lease terminations, which are expected to be paid out during the term of the underlying agreements. As of June 30, 2000, accrued merger integration costs totaled $986,000, which principally relate to costs associated with lease terminations to be paid out during the term of the underlying agreements. During the year ended June 30, 2000, the decrease in the accrued merger integration costs was the result of the payment of severance and personnel costs and lease termination costs, which were provided for as of June 30, 1999.

    On a pro forma basis, reflecting this transaction as if it had taken place at the beginning of each period and after giving effect to adjustments recording the acquisition, unaudited net revenues, net income (loss) and basic and diluted income (loss) per share for the six months ended June 30, 1999 would have been $33,278,000, $(33,000) and $(0.01), respectively, and for the year ended December 31, 1998 would have been $64,470,000, $621,000 and $0.08, respectively. These pro forma results are not indicative of either future performance or actual results, which would have occurred, had the acquisition taken place at the beginning of the respective periods.

(4) DISCONTINUED OPERATIONS

    In October 1997, the Company's Board of Directors adopted a plan to discontinue the manufacture of hot stamping equipment. Although the discontinued operations did not have an impact on the accompanying consolidated statements of earnings in any periods presented, the consolidated statement of cash flows for the year ended December 31, 1998 reflects cash used by the discontinued operations.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(5) INVENTORIES

    Inventories at June 30, 2000 and June 30, 1999 consist of the following:

                                                        2000          1999
                                                     -----------   -----------
Raw materials......................................  $ 4,825,060   $ 4,073,544
Work-in-progress...................................    2,179,317     2,347,004
Finished goods.....................................    8,713,795     6,618,638
                                                     -----------   -----------
                                                     $15,718,172   $13,039,186
                                                     ===========   ===========

    Polyester, the primary raw material in foil manufacturing, is subject to fluctuations in price, depending on industry supply and demand.

(6) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at June 30, 2000 and June 30, 1999 consist of the following:

                                                        2000          1999
                                                     -----------   -----------
Land...............................................  $   224,081   $   224,081
Building and leasehold improvements................    5,504,670     5,419,008
Machinery, furniture and fixtures..................   28,352,885    24,641,736
Automobiles........................................      200,914       197,412
                                                     -----------   -----------
                                                      34,282,550    30,482,237
Less accumulated depreciation and amortization.....   18,891,834    16,317,492
                                                     -----------   -----------
                                                     $15,390,716   $14,164,745
                                                     ===========   ===========

(7) INTANGIBLE ASSETS

    Intangible assets at June 30, 2000 and June 30, 1999 consist of the following:

                                                                    AMORTIZATION
                                             2000         1999         PERIOD
                                          ----------   ----------   ------------
Excess of cost over fair value of assets
  acquired..............................  $4,914,940   $4,914,940      20 Years
Patents.................................     311,137      341,136   10-20 Years
                                          ----------   ----------
                                           5,226,077    5,256,076
Less accumulated amortization...........   1,353,116    1,091,277
                                          ----------   ----------
                                          $3,872,961   $4,164,799
                                          ==========   ==========

    The Company assesses the recoverability of the excess of cost over fair value of assets acquired quarterly based upon the projected undiscounted future cash flows of the acquired entity with any diminution in value recorded when identified.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(7) INTANGIBLE ASSETS (CONTINUED)
    Amortization expense of $261,839, $129,125 and $258,250 relating to intangible assets was charged to operations in the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively.

(8) NOTES PAYABLE TO STOCKHOLDERS

    Notes payable to stockholders at June 30, 2000 and June 30, 1999 consist of the following:

                                                                2000       1999
                                                              --------   --------
Notes due to stockholders, payable in semiannual payments of
  $19,911, which include interest at 6% per annum. Payments
  began May 1, 1993 and continue through November 1, 2005,
  subordinated through the due date.........................  $352,511   $408,463
Notes payable to stockholders with interest at 6% and
  balance due in equal quarterly installments through 2003,
  subordinated to bank notes and/or industrial revenue
  bonds.....................................................    86,903    116,332
Promissory notes to stockholders, subordinated except for
  monthly installments through the due date to industrial
  development revenue bonds, bearing a stated interest rate
  of 6% due in quarterly installments of $10,357 including
  interest through June 2001................................    32,467     70,509
                                                              --------   --------
Total notes payable to stockholders.........................   471,881    595,304
Less current installments...................................   123,062    124,024
                                                              --------   --------
Notes payable to stockholders, excluding current
  installments..............................................  $348,819   $471,280
                                                              ========   ========

    Interest amounting to $33,402, $19,285 and $43,903 in the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998, respectively, was paid to the Company's stockholders.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(9) OTHER LONG-TERM DEBT

    Other long-term debt at June 30, 2000 and June 30, 1999 consists of the following:

                                                                 2000          1999
                                                              -----------   -----------
Borrowings under revolving credit loan financing agreement;
  See (a)...................................................  $ 4,810,000   $10,080,000
Borrowings under term loan agreement; See (a)...............    4,464,241            --
Borrowings under the New Jersey Economic Development
  Authority; See (b)........................................    4,500,000            --
Borrowings under The Massachusetts Industrial Financing
  Agreement; See (c)........................................    2,500,000     2,900,000
Mortgage loans payable, interest at 7.75%; See (d)..........      144,034       148,587
Note payable, interest at 9.95%, due in monthly installments
  of $594, plus interest, through April 2000................           --        14,199
Capital lease obligation payable in monthly installments of
  $464, including interest at 9.40%, through October 2001...       11,627        15,893
Capital lease obligation payable in monthly installments of
  $1,644 plus interest through July 2000....................        1,644            --
                                                              -----------   -----------
Total other long-term debt..................................   16,431,546    13,158,679
Less current installments...................................    1,827,197       414,831
                                                              -----------   -----------
Other long-term debt, excluding current installments........  $14,604,349   $12,743,848
                                                              ===========   ===========

------------------------

(a) In 1995, the Company entered into an unsecured, revolving credit agreement which permitted the Company to borrow up to $6,000,000 at an interest rate that equals the LIBOR rate (5.21% and 5.28% at June 30, 2000 and June 30, 1999, respectively) plus 1.25% and 2%, respectively. In 1997, the unsecured revolving credit agreement was amended to permit the Company to borrow up to $10,000,000.

   The Company must pay a quarterly commitment fee of 1/4 of 1% per annum on the average daily amount of the available revolving credit commitment.

   On August 6, 1999, the Company amended and restated the credit agreement in an amount not to exceed $19,000,000, including a line of credit up to $10,000,000 with a maturity date of December 31, 2002, an equipment line of credit up to $4,000,000 with a maturity date of June 30, 2007 and a term loan of $5,000,000 with a maturity date of June 30, 2004. The proceeds of the line of credit and term loan are intended to support working capital requirements. The equipment loan is intended for the purchase of equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate or LIBOR plus a margin of 1.25% to 2.00%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The average interest rate under the credit agreement as of June 30, 2000 was 8.38%. Under the terms of the credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. As of June 30, 2000, $9,190,000 was available under the credit agreement for future borrowings.

(b) In June 2000, the Company entered into a $4,500,000 financing agreement through the issuance of tax-exempt bonds with the New Jersey Economic Development Authority and Fleet Capital Corporation. These financing proceeds will be utilized for the purchase of manufacturing and converting

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(9) OTHER LONG-TERM DEBT (CONTINUED)
    equipment. The bond payment terms are equal payments over eight years at a fixed interest rate of 5.85%. As of June 30, 2000, the Company had $3,029,055 remaining in restricted cash to purchase qualified equipment using the bond proceeds. Borrowings under this agreement are secured by the underlying equipment.

(c) In 1995, the Company entered into a financing agreement with the Company's primary bank and the Commonwealth of Massachusetts (MIFA Industrial Development Revenue Bonds) that permitted the Company to borrow up to $4,400,000 at the bank's fluctuating seven-day interest rate (4.8% and 5.21% at June 30, 2000 and June 30, 1999, respectively). The Company must pay a monthly commitment fee of 1/12th of one percent (1%) per annum on the average daily stated amount of the letter of credit. The bonds are subject to mandatory redemption through sinking fund installment payments prior to maturity on each June 1 as follows: $400,000 for years 1999-2005 and $100,000 for years 2006-2010. At June 30, 2000 and June 30, 1999, the sinking fund balance of $33,333 was included in restricted cash and was not available for operations.

(d) In 1996, the Company borrowed $180,250 under two mortgage loan agreements. The mortgages are payable monthly with interest at 7.75% and are secured by a building pledged as collateral.

    The terms of the various long-term debt agreements require, among other things, that the Company maintain certain amounts of tangible net worth, ratios of current assets to current liabilities, total liabilities to tangible net worth plus subordinated liabilities, and debt service coverage and restrict the amount of capital expenditures and the payment of dividends. The Company was in compliance with all applicable covenants at June 30, 2000.

    Maturities of all long-term debts are as follows:

                                             TOTAL      STOCKHOLDERS      OTHER
                                          -----------   ------------   -----------
Year ending June 30:
    2001................................  $ 1,950,259     $123,062     $ 1,827,197
    2002................................    1,778,106       96,127       1,681,979
    2003................................    6,577,992       89,325       6,488,667
    2004................................    3,354,582       70,879       3,283,703
    2005................................    1,037,695       75,195         962,500
    Thereafter..........................    2,204,793       17,293       2,187,500
                                          -----------     --------     -----------
                                          $16,903,427     $471,881     $16,431,546
                                          ===========     ========     ===========

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(10) EMPLOYEE RETIREMENT PLANS

    The Company maintains a profit sharing plan for the benefit of eligible employees of certain subsidiaries. Contributions are made at the sole discretion of the Board of Directors but may not exceed the amounts deductible for income tax purposes. Contributions are first allocated based on the Social Security taxable wage base and the remainder based upon total eligible compensation. Profit sharing expense amounted to $193,000 for the year ended June 30, 2000. There were no contributions to the plan for the six months ended June 30, 1999 or the year ended December 31, 1998.

    The Company also maintains a profit sharing plan, which conforms to
Section 401(k) of the Internal Revenue Code. Contributions are made exclusively by the participants. The Company does not contribute to the Plan.

    The Company does not provide post-retirement or other post-employment benefits.

(11) INCOME TAXES

    The provision for (benefit from) income taxes for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 is as follows:

                                                2000        1999        1998
                                             ----------   ---------   ---------
Federal and Foreign:
  Current..................................  $1,246,006   $ 292,222   $(101,563)
  Deferred.................................     595,270    (204,708)    353,711
                                             ----------   ---------   ---------
                                              1,841,276      87,514     252,148
                                             ----------   ---------   ---------

State:
  Current..................................     133,400      21,065     (87,923)
  Deferred.................................      30,000      26,000     (42,391)
                                             ----------   ---------   ---------
                                                163,400      47,065    (130,314)
                                             ----------   ---------   ---------
                                             $2,004,676   $ 134,579   $ 121,834
                                             ==========   =========   =========

    Income tax expense for the year ended June 30, 2000, the six months ended June 30, 1999 and the year ended December 31, 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

                                                2000        1999        1998
                                             ----------   ---------   ---------
Computed "expected" tax expense............  $1,886,059   $  77,683   $ 161,525
Increase in income taxes resulting from:
Nondeductible expenses.....................      33,240      14,065      26,047
State and local income taxes, net of
  federal income tax benefit...............     107,844      31,063    (118,082)
Other, net.................................     (22,467)     11,768      52,344
                                             ----------   ---------   ---------
                                             $2,004,676   $ 134,579   $ 121,834
                                             ==========   =========   =========

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(11) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and June 30, 1999 are presented below:

                                                        2000          1999
                                                     -----------   -----------
Deferred tax assets:
Net operating losses, federal and state............  $    82,984   $   613,176
Accounts receivable principally due to allowance
  for doubtful accounts............................      304,080       711,385
Inventories, cost capitalization...................      330,517       434,596
Compensated absences, principally due to accrual
  for financial reporting purposes.................      208,748       274,589
Merger integration costs...........................      335,142       938,518
Other accrued expenses.............................      111,277            --
                                                     -----------   -----------
Net deferred tax assets............................    1,372,748     2,972,264
                                                     -----------   -----------
Deferred tax liabilities:
Intangible assets..................................     (112,336)      (30,349)
Plant and equipment, principally due to differences
  in depreciation..................................   (1,652,388)   (2,067,639)
                                                     -----------   -----------
Net deferred tax liabilities.......................   (1,764,724)   (2,097,988)
                                                     -----------   -----------
Net deferred tax asset (liability).................  $  (391,976)  $   874,276
                                                     ===========   ===========

    As of June 30, 2000 and June 30, 1999, no valuation allowance has been established relative to the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, carryback availability, and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Deferred taxes are classified in the accompanying consolidated balance sheets as follows:

                                                              JUNE 30
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Current deferred tax asset.........................  $ 1,396,932   $ 1,957,661
Non-current deferred tax liability.................   (1,788,908)   (1,083,385)
                                                     -----------   -----------
Net deferred tax asset (liability).................  $  (391,976)  $   874,276
                                                     ===========   ===========

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(12) STOCKHOLDERS' EQUITY

    (a) Stock Option Plans

    The Company had three stock option plans in effect at June 30, 2000: The 1995 Employees' Stock Option Plan (1995 Plan), The HoloPak Stock Option Plan (HoloPak Plan) and The Non-Employee Directors' Stock Option Plan (Directors'
Plan).

    The 1995 Employees' Stock Option Plan provides for the issuance to key employees and officers a maximum of 600,000 shares of common stock in the form of stock options. Stock options issued under this plan may be granted as "Incentive Stock Options" (as defined by the Internal Revenue Code of 1986) or non-qualified stock options. Options may be exercised only within ten years from the date of grant.

    In April 1999, each HoloPak stock option granted under the HoloPak Plan was converted into Foilmark stock options. HoloPak options, which qualified as incentive stock options prior to the merger, continue to qualify as incentive stock options after the merger. Options may only be exercised within twenty years from the original date of grant.

    The Directors' Plan provides for the issuance to non-employee directors a maximum of 150,000 shares of common stock in the form of stock options. Stock options issued under the plan are non-qualified stock options. Options may only be exercised within ten years of the date of the grant and shall vest six months after the date of grant.

    At June 30, 2000, there were 195,616 additional shares available for grant under the 1995 Plan, 0 shares under the HoloPak Plan and 87,500 shares available under the Directors' Plan. The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $2.00, $1.57 and $2.07, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: In 2000, expected dividend yield 0%, risk-free interest rate 6% and an expected life of six years. In 1999, expected dividend yield 0%, risk-free interest rate ranging from 5.78% to 6.17% and an expected life of five years. In 1998, expected dividend yield 0%, risk-free interest rate ranging from 4.61% to 5.00% and an expected life of five years. The expected volatility rate was 57.4% for all plans in 2000, 85.7% for all plans in 1999 and 84.4% in 1998.

    The Company applies APB Opinion No. 25 in accounting for the plans, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(12) STOCKHOLDERS' EQUITY (CONTINUED)
No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                        SIX MONTHS
                                        YEAR ENDED         ENDED          YEAR ENDED
                                       JUNE 30, 2000   JUNE 30, 1999   DECEMBER 31, 1998
                                       -------------   -------------   -----------------
Net income (loss)......  As reported    $3,542,556       $  93,903         $356,742
                         Pro forma       3,356,852        (940,192)         100,874
Net income (loss) per
  share--basic.........  As reported          0.45            0.02             0.09
                         Pro forma            0.42           (0.17)            0.02
Net income (loss) per
  share--diluted.......  As reported          0.43            0.02             0.09
                         Pro forma            0.41           (0.16)            0.02

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The following table summarizes the activity in the Plan:

                                                                 WEIGHTED AVERAGE
                                                     NUMBER OF     OPTION PRICE
                                                      OPTIONS       PER SHARE
                                                     ---------   ----------------
Outstanding, December 31, 1997.....................    207,900        $5.61
    Granted........................................    199,058         3.20
    Forfeited......................................    (12,250)        4.83
                                                     ---------        -----
Balance, December 31, 1998.........................    394,708        $4.10
Converted HoloPak Options..........................     83,753         2.16
    Granted........................................    700,481         1.90
    Forfeited......................................    (17,000)        4.03
                                                     ---------        -----
Balance, June 30, 1999.............................  1,161,942        $2.64
Converted HoloPak Options..........................     46,608        12.99
    Granted........................................    150,876         2.73
    Forfeited......................................   (140,908)        5.27
    Exercised......................................   (117,301)        1.50
                                                     ---------        -----
Balance, June 30, 2000.............................  1,101,217        $4.64
                                                     =========        =====

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(12) STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about employee stock options at June 30, 2000:

                         OUTSTANDING    WEIGHTED AVERAGE                       EXERCISABLE       WEIGHTED AVERAGE
      RANGE OF              AS OF          REMAINING       WEIGHTED AVERAGE       AS OF           EXERCISE PRICE
   EXERCISE PRICES      JUNE 30, 2000   CONTRACTUAL LIFE    EXERCISE PRICE    JUNE 30, 2000   OF EXERCISABLE OPTIONS
---------------------   -------------   ----------------   ----------------   -------------   ----------------------
   $0.21 - $ 1.29            40,514            18.8             $ 0.58             40,514             $ 0.58
   $1.30 - $ 2.59           465,665            15.7             $ 1.68            409,828             $ 1.68
   $2.60 - $ 3.89           247,184             8.2             $ 3.02            247,184             $ 3.02
   $3.90 - $ 5.20            86,860             7.8             $ 4.22             76,860             $ 4.24
   $5.21 - $ 7.80            36,630            18.8             $ 7.46             36,630             $ 7.46
   $7.81 - $12.99           224,364            18.8             $12.99            224,364             $12.99
                          ---------          ------             ------          ---------             ------
   $0.21 - $12.99         1,101,217            14.3             $ 4.64          1,035,380             $ 4.80

    At June 30, 2000 and 1999 and December 31, 1998, the number of options exercisable was 1,035,380, 936,105 and 394,708, respectively, with a weighted average exercise price of $4.80, $2.88 and $4.10.

    (b) Employee Stock Purchase Plan

    The Employee Stock Purchase Plan (the "ESPP") covers substantially all employees. The ESPP allows eligible employees the right to purchase common stock every eight weeks at 85% of the average market price during the eight-week period. As of June 30, 2000, there were 400,000 shares of common stock reserved for the ESPP. The number of shares issued under the plan during the year ended June 30, 2000 and during the six months ended June 30, 1999 were 14,741 and 8,179 shares for $40,347 and $14,004, respectively.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(12) STOCKHOLDERS' EQUITY (CONTINUED)
    (c) Share Repurchase Program

    On May 25, 1999, the Company's Board of Directors authorized a share repurchase program to purchase up to 1 million shares in the open market, depending on market conditions and other factors. The Company repurchased 39,200 shares during the year ended June 30, 2000 for $127,693.

(13) OPERATING SEGMENTS

    The Company organizes its business units into three reportable segments: thermal transfer film (TTF), holography, pad printing machinery and supplies. The TTF segment develops, manufactures and distributes value added TTF used by the graphic arts, plastic and packaging industries to decorate or enhance products and their packaging. The holography segment manufactures holographic media used in the packaging and product enhancement industries. The pad print and supplies segment manufactures image transfer equipment, pad printing machinery, screen print systems and printing supplies. The segment accounting policies are the same as those described in the summary of significant accounting policies except that income tax expense is not allocated to the individual operating segments when determining segment profit or loss. The Company's segments are managed separately, as they require different technologies, offer different products and serve different customer bases.

    The following table sets forth the twelve months ended June 30, 2000, the six months ended June 30, 1999 and the twelve months ended December 31, 1998 segment financial information:

                                                                                     PAD PRINT     CORPORATE AND
                                                            TTF       HOLOGRAPHY    AND SUPPLIES    UNALLOCATED       TOTAL
                                                        -----------   -----------   ------------   -------------   -----------
Net sales......................................  2000   $35,256,275   $24,628,544   $ 6,851,375     $        --    $66,736,194
                                                 1999    13,971,745    5,373,007      3,805,090              --     23,149,842
                                                 1998    22,326,349    1,825,599      6,734,187              --     30,886,135

Interest expense...............................  2000       646,556        3,259        172,043          51,719        873,577
                                                 1999       287,143       13,516         77,105         (34,214)       343,550
                                                 1998       577,767       35,160        182,665         (69,327)       726,265

Depreciation and amortization..................  2000     1,751,734    1,110,153        307,790          29,977      3,199,654
                                                 1999       815,109      282,192        155,619              --      1,252,920
                                                 1998     1,233,739      152,412        305,013              --      1,691,164

Segmet profit (loss)...........................  2000     1,596,313    5,088,847        (89,812)     (1,048,116)     5,547,232
                                                 1999        94,282       82,924        494,935        (443,659)       228,482
                                                 1998     1,799,106     (368,788)      (132,889)       (818,853)       478,576

Segment assets.................................  2000    27,801,778   13,526,856      6,479,703       5,900,434     53,708,771
                                                 1999    24,963,964   11,363,262      7,650,911       3,613,716     47,591,853
                                                 1998    17,794,165    2,039,784      7,868,264       2,118,659     29,820,872

Capital expenditures for segment assets........  2000     2,868,844    1,603,690         13,122              --      4,485,656
                                                 1999       396,280      160,873             --              --        557,153
                                                 1998       525,924      689,321         56,807              --      1,272,052

    The corporate and unallocated assets include notes receivable, income tax receivable, deferred income tax assets and other corporate assets. Information as to Foilmark's operations in different

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(13) OPERATING SEGMENTS (CONTINUED)
geographical areas is presented below. Net sales are categorized based on location of the customer, while long-lived assets are categorized based on their location:

                                           2000          1999          1998
                                        -----------   -----------   -----------
Net sales:
    United States.....................  $50,325,145   $18,787,842   $26,380,889
    Canada............................    8,774,771     1,731,010            --
    Other International...............    7,636,278     2,630,990     4,505,246
                                        -----------   -----------   -----------
                                        $66,736,194   $23,149,842   $30,886,135
                                        ===========   ===========   ===========
Long-lived assets:
    United States.....................  $21,993,148   $17,539,855   $14,773,169
    Canada............................    1,833,324     1,991,769            --
                                        -----------   -----------   -----------
                                        $23,826,472   $19,531,624   $14,773,169
                                        ===========   ===========   ===========

    The Company's other international sales are made principally to customers in Europe, South Africa, the Middle East, Mexico, and South and Central America. All foreign sales are payable in U.S. dollars. No single other international country accounted for more than 9% of the Company's net sales.

(14) LEASES

    The Company's minimum annual rentals under various non-cancelable operating leases for warehouse space, equipment and autos are as follows:

YEAR ENDING JUNE 30:
--------------------
2001........................................................  $1,666,344
2002........................................................   1,385,170
2003........................................................     693,748
2004........................................................     529,619
2005........................................................     348,750
Thereafter..................................................      67,500

    Rental expense under operating leases was $1,667,755, $500,146 and $598,000 in fiscal 2000, 1999 (six-month period) and 1998, respectively.

                        FOILMARK, INC. AND SUBSIDIARIES

                        JUNE 30, 2000 AND JUNE 30, 1999

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth quarterly financial information for fiscal 2000, 1999 (six-month period) and 1998 (in thousands, except for per share data):

                                                                                                   TOTAL
                                                                               TOTAL         NET INCOME (LOSS)
                                                              NET        NET INCOME (LOSS)      PER SHARE--
                              NET SALES   GROSS PROFIT   INCOME (LOSS)   PER SHARE--BASIC         DILUTED
                              ---------   ------------   -------------   -----------------   -----------------
2000:
First quarter...............   $16,323      $ 4,947          $  792           $ 0.10              $ 0.10
Second quarter..............    16,049        5,026             761             0.10                0.09
Third quarter...............    16,915        5,558           1,001             0.13                0.12
Fourth quarter..............    17,449        5,138             989             0.12                0.12
                               -------      -------          ------           ------              ------
                               $66,736      $20,669          $3,543           $ 0.45              $ 0.43
                               =======      =======          ======           ======              ======
1999:
First quarter...............   $ 8,195      $ 2,591          $  306           $ 0.07              $ 0.07
Second quarter..............    14,955        4,286            (212)           (0.03)              (0.03)
                               -------      -------          ------           ------              ------
                               $23,150      $ 6,877          $   94           $ 0.02              $ 0.02
                               =======      =======          ======           ======              ======
1998:
First quarter...............   $ 8,291      $ 2,412          $  197           $ 0.05              $ 0.05
Second quarter..............     7,542        2,348              76             0.02                0.02
Third quarter...............     7,881        2,370             256             0.06                0.06
Fourth quarter..............     7,172        1,917            (172)           (0.04)              (0.04)
                               -------      -------          ------           ------              ------
                               $30,886      $ 9,047          $  357           $ 0.09              $ 0.09
                               =======      =======          ======           ======              ======

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Accounts receivable-trade, other current assets, accounts payables and accrued expenses and customer deposits. The carrying amounts of these financial instruments approximate fair value because of the short maturity of those instruments.

    Notes payable-stockholders and other long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. Such fair values approximated carrying values at June 30, 2000 and June 30, 1999.

(17) COMMITMENTS AND CONTINGENCIES

    The Company is involved in various claims and legal actions arising in the ordinary course of business, including certain environmental matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

SCHEDULE II

                        FOILMARK, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

            YEAR ENDED JUNE 30, 2000, SIX MONTHS ENDED JUNE 30, 1999
                        AND YEAR ENDED DECEMBER 31, 1998

                                           COL. B
                                          BALANCE       COL. C                                     COL. F
                                             AT       CHARGED TO                                 BALANCE AT
                COL. A                   BEGINNING     COST AND        COL. D        COL. E        END OF
            CLASSIFICATION               OF PERIOD     EXPENSE     DEDUCTIONS (1)    OTHER         PERIOD
---------------------------------------  ----------   ----------   --------------   --------     ----------
For the year ended December 31, 1998:
  Allowance for doubtful accounts
  (deducted from accounts
  receivable)..........................  $  348,000   $ 119,000      $(321,000)        --        $  146,000

For the six months ended June 30, 1999:
  Allowance for doubtful accounts
  (deducted from accounts
  receivable)..........................  $  146,000   $ 615,000      $ (17,000)     $653,000(2)  $1,397,000

For the year ended June 30, 2000:
  Allowance for doubtful accounts
  (deducted from accounts
  receivable)..........................  $1,397,000   $(209,000)     $(254,000)        --        $  934,000

------------------------

(1) Deductions relate to uncollectible accounts charged off to valuation accounts, net of recoveries.

(2) Represents HoloPak's allowance for doubtful accounts as of the acquisition date.