Form 10-K/A
period 2000-06-30
FOILMARK INC
filed 2000-09-29
CIK 914066

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

EXHIBIT INDEX


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

        10.52           Bond Agreement among the New Jersey Economic Development
                        Authority, Foilmark, Inc., Chittendon Trust Company and
                        Fleet Capital Corporation dated as of June 1, 2000.

        23   *          Consent of KPMG LLP

------------------------

*   Filed herewith