Form 10-Q
period 2000-09-30
FOILMARK INC
filed 2000-11-08
CIK 914066

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

         Commission file number:  0000914066

                                 FOILMARK, INC.
             ------------------------------------------------------
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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 30, 2000.

      Title                                               Outstanding
      $.01 par value common stock                         8,039,065
================================================================================

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q


                                                                                      PAGE

INDEX                                                                                   2

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements

         Consolidated Balance Sheets -
             September 30, 2000 (Unaudited) and June 30, 2000                           3

         Consolidated Statements of Earnings for the Three Months Ended
             September 30, 2000 and September 30, 1999 (Unaudited)                      4

         Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 2000 and September 30, 1999 (Unaudited)                      5

         Notes to Consolidated Financial Statements (Unaudited)                        6-7

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            8-9



PART II - OTHER INFORMATION:

         Item 1 - Legal Proceedings                                                     10

         Item 2 - Changes in Securities                                                 10

         Item 3 - Defaults Upon Senior Security                                         10

         Item 4 - Submission of Matters to Vote of Security Holders                     10

         Item 5 - Other Information                                                     10

         Item 6 - Other Proceedings                                                     10

         Item 7a - Quantitative and Qualitative Disclosures About Market Risk           10

         Signatures                                                                     11


PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,        JUNE 30,
                                                                            2000               2000
                                                                        ------------       ------------
                                                                        (UNAUDITED)

ASSETS
------

CURRENT ASSETS:
       Cash                                                             $  1,414,598       $  1,172,651
       Accounts receivable - trade (less allowance for doubtful
          accounts of $851,000 and $934,000, respectively)                10,959,481         10,583,564
       Inventories                                                        16,220,676         15,718,172
       Other current assets                                                  920,859            965,180
       Income taxes receivable                                                44,034             45,800
       Deferred income taxes                                               1,396,932          1,396,932
                                                                        ------------       ------------
                   Total current assets                                   30,956,580         29,882,299

Property, plant and equipment, net                                        15,874,433         15,390,716
Bond and mortgage financing costs, net                                       267,001            284,495
Intangible assets, net                                                     3,807,501          3,872,961
Restricted cash                                                            2,631,387          3,062,388
Other assets                                                                 160,423            183,096
Notes receivable                                                           1,019,930          1,032,816
                                                                        ------------       ------------
                                                                        $ 54,717,255       $ 53,708,771
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Current installments of notes payable to stockholders            $    113,661       $    123,062
       Current installments of other long-term debt                        1,824,469          1,827,197
       Accounts payable                                                    4,628,510          3,809,306
       Accrued expenses                                                    3,132,162          3,248,246
       Income taxes payable                                                   79,053               --
       Merger integration costs and related liabilities                      902,710            985,712
       Customer deposits                                                     114,426            113,493
                                                                        ------------       ------------
                   Total current liabilities                              10,794,991         10,107,016

LONG-TERM DEBT:
       Notes payable to stockholders, net of current installments            340,715            348,819
       Other long-term debt, net of current installments                  14,037,024         14,604,349
                                                                        ------------       ------------
                                                                          14,377,739         14,953,168

Deferred income taxes                                                      1,786,261          1,788,908

STOCKHOLDERS' EQUITY:
       Preferred stock ($.01 par value; 500,000 shares authorized;
          0 shares outstanding)                                                 --                 --
       Common stock ($.01 par value; 15,000,000 shares authorized:
          8,078,265 and 8,035,683 shares issued, respectively)                80,783             80,357
       Additional paid-in capital                                         21,497,960         21,422,800
       Retained earnings                                                   6,429,645          5,525,864
       Treasury stock, at cost (39,200 shares)                              (127,693)          (127,693)
       Accumulated other comprehensive loss                                 (122,431)           (41,649)
                                                                        ------------       ------------
                   Total stockholders' equity                             27,758,264         26,859,679
                                                                        ------------       ------------

                                                                        $ 54,717,255       $ 53,708,771
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION


                         FOILMARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                   THREE MONTHS       THREE MONTHS
                                                      ENDED              ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                       2000               1999
                                                   ------------       ------------

Net sales                                          $ 16,667,826       $ 16,322,965
Cost of sales                                        12,005,351         11,376,109
                                                   ------------       ------------

        Gross profit                                  4,662,475          4,946,856

Selling, general & administrative expenses            3,085,456          3,462,961
                                                   ------------       ------------
Income from operations                                1,577,019          1,483,895

Other income (expense):
        Interest expense - net                         (173,623)          (215,276)
        Other income (expense)                            1,385              9,196
                                                   ------------       ------------
Income before taxes                                   1,404,781          1,277,815

Provision for income taxes                             (501,000)          (486,000)
                                                   ------------       ------------
Net income                                         $    903,781       $    791,815
                                                   ============       ============

Weighted average shares outstanding (basic)           8,005,402          7,905,750
Weighted average shares outstanding (diluted)         8,390,222          8,186,851

Earnings per share - basic                         $       0.11       $       0.10
Earnings per share - diluted                       $       0.11       $       0.10
















                 See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    2000              1999
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   903,781       $   791,815
      Adjustments to reconcile net income to net cash provided
              by operating activities:
           Depreciation                                                             811,687           735,931
           Amortization                                                              97,050            79,907
           Provision for doubtful accounts                                         (103,547)         (163,030)
           Change in assets and liabilities:
              Increase in accounts receivable                                      (311,707)         (347,711)
              Increase in inventories                                              (519,512)         (353,100)
              Decrease in income taxes receivable                                     1,766              --
              Decrease in notes receivable and other assets                          60,830            82,658
              Increase (decrease) in customer deposits                                  933              (867)
              Increase in accounts payable and accrued expenses                     720,743         1,009,043
              Increase in income taxes payable                                       81,551           171,705
              Decrease in merger integration costs and related liabilities          (83,002)         (702,166)
                                                                                -----------       -----------
           Net cash provided by operating activities                              1,660,573         1,304,185
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                  (1,328,608)         (661,238)
           Decrease (increase) in restricted cash                                   431,001           (82,355)
                                                                                -----------       -----------
           Net cash used in investing activities                                   (897,607)         (743,593)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments of notes payable to stockholders                                (17,505)          (16,494)
           Proceeds of other long-term debt                                            --           5,019,725
           Payments of other long-term debt                                        (570,053)       (5,450,584)
           Proceeds from exercise of stock options                                   75,586             4,481
                                                                                -----------       -----------
           Net cash used for financing activities                                  (511,972)         (442,872)
                                                                                -----------       -----------

      Effect of exchange rate changes on cash                                        (9,047)           18,155
                                                                                -----------       -----------

      Net increase in cash                                                          241,947           135,875
      Cash - beginning of period                                                  1,172,651         1,326,231
                                                                                -----------       -----------
      Cash - end of period                                                      $ 1,414,598       $ 1,462,106
                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR:
           Interest                                                             $   283,874       $   154,588
           Income taxes                                                         $   442,656       $   549,845

          See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries ("Foilmark" or the "Company") for the three month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. These consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 21, 2000, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three months ended September 30, 2000 are not necessarily indicative of the operating results for the remainder of the year.

2. On April 23, 1999, HoloPak merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and $4,753,718 in cash. As of September 30, 2000, accrued merger integration costs totaled $902,710, a decrease from $985,712 at June 30, 2000. These remaining accrued costs are principally related to costs associated with lease terminations, expected to be paid out during the term of the underlying lease agreements, and personnel costs, expected to be paid out during the term of the underlying employment agreements. The decrease is due to payments made during the fiscal 2001 period against the accrued merger integration liability account.

3. The composition of inventories as of September 30, 2000 and June 30, 2000 was as follows:

                               September 30, 2000         June 30, 2000
                                  ------------            ------------
                                   (unaudited)
    Raw Materials                 $  3,787,933            $  4,825,060
    Work in Process                  3,571,234               2,179,317
    Finished Goods                   8,861,509               8,713,795
                                  ------------            ------------
          Total                   $ 16,220,676            $ 15,718,172
                                  ============            ============

4. The following table sets forth the segment financial information for the three months ended September 30, 2000 and 1999, respectively:

                                                                              Pad Print        Corporate and
                                                TTF          Holography      and Supplies       Unallocated          Total
                                                ---          ----------      ------------       -----------          -----

Sales to External Customers      2000        8,318,981        6,692,063         1,656,782              --          16,667,826
                                 1999        8,668,047        6,026,482         1,628,436              --          16,322,965

Segment Profit (Loss)            2000          217,333        1,239,187           184,693          (236,432)        1,404,781
                                 1999        1,007,748          578,719           (88,092)         (220,560)        1,277,815

5. Accumulated other comprehensive loss included in the accompanying consolidated balance sheets represents the effect of the change in foreign currency exchange rates. Comprehensive income for the three month period ended September 30, 2000 was $822,999. Comprehensive income for the three months ended September 30, 1999 was $809,970.

6. Basic income per share is computed by dividing net income by the weighted average number of shares outstanding for the year. Diluted income per share is similar except that the weighted average number of shares outstanding is increased by shares issuable upon exercise of stock options for which market price exceeds exercise price, less shares which could have been purchased by the Company with the related proceeds unless the effect is antidilutive.

    A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted income per share for the three months ended September 30, 2000 and 1999 is as follows:

                                       Three Months Ended     Three Months Ended
                                       September 30, 2000     September 30, 1999
                                       ------------------     ------------------
    Weighted Average Shares--Basic         8,005,402              7,905,750

    Effect of Dilutive Stock Options         384,820                281,101
                                       ------------------     ------------------
    Weighted Average Shares--Diluted       8,390,222              8,186,851
                                       ==================     ==================

    Outstanding options to purchase shares of common stock, representing approximately 296,000 shares of common stock on September 30, 2000, were not included in the computations of diluted earnings per share for the three month period ended September 30, 2000 because their effect would be anti-dilutive.

7. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on July 1, 2000. Since the Company does not have any derivatives and does not engage in hedging activities, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

The following discussion and analysis includes certain forward-looking statements, which are subject to a number of risks and uncertainties as described in Management's Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended June 30, 2000. Such forward-looking statements are based on current expectations, and actual results may differ materially.

NET SALES for the three months ended September 30, 2000 were $16.7 million compared to $16.3 million for the same three month period in 1999. The increase of 2.5% was the result of an 11% increase in the sales of the holographic segment, offset by a decrease in the thermal transfer films (TTF) segment of 4%. The decline in TTF sales is in line with the Company's long-term strategy to reduce dependence on this lower margin segment while growing the higher margin holography segment. The decrease in TTF sales was accelerated in this quarter as a result of weak export sales due to the strong dollar in relation to the Euro and other currencies. TTF sales decreased to 50% of total sales in the three months ended September 30, 2000 from 53% in the corresponding three month period of fiscal 1999.

Sales of the holographic segment accounted for 40% of total sales, up from 37% in the first quarter of fiscal 2000. There were some capacity constraints in the holographic segment pending the installation of new production equipment, which is included in the Company's $5 million expansion program. This equipment is currently scheduled to be available for the second half of the fiscal year.

GROSS PROFIT declined to 28.0% for the three months ended September 30, 2000, compared to 30.3% for the three months ended September 30, 1999. The decrease in gross profit was primarily due to the impact of rising oil prices affecting the thermal transfer film raw material costs that could not be entirely passed on to customers due to the competitive conditions currently existing in the TTF industry. In addition, the weak Euro necessitated offering special discounts to European customers of TTF products in order to maintain market share.

Worldwide demand of the holographic segment products remained strong through the first quarter of fiscal 2001. Gross profit of the holographic segment increased by 2%, compared to the first quarter of fiscal 2000. Gross profit in this segment was also negatively impacted by limitations in equipment capabilities, causing some production inefficiencies. The Company expects improvements in efficiencies when the new equipment is placed in service in the second half of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to 18.5% of sales for the three months ended September 30, 2000, compared to 21.2% for the corresponding three month period in 1999. The decrease of $0.4 million results from streamlining operations through the elimination of duplications after the completion of the April 1999 merger with HoloPak. Many of these expenses were not able to be immediately reduced or eliminated due to commitments and agreements.

INCOME FROM OPERATIONS increased to $1.6 million, up from $1.5 million, for the three months ended September 30, 2000, compared to the corresponding three month period in 1999. The increase in operating income resulted from lower expenses, enabling the Company to offset the decline in gross profit.

INTEREST EXPENSE decreased by $41,000 to $174,000 from $215,000 for the three months ended September 30, 2000, compared to the three month period ending September 30, 1999. The reduction in interest expense is due to a lower rate of interest on $4.3 million of long-term debt (representing tax-exempt bonds at a fixed interest rate of 5.85%) existing at September 30, 2000 net of restricted cash compared to September 1999. Although total debt net of restricted cash for the two periods is similar, a portion of the 1999 debt was at substantially higher interest rates.

PROVISION FOR INCOME TAXES totaled $501,000 for the three months ended September 30, 2000, compared to $486,000 for the comparable period in 1999. The 36% effective rate for the first quarter of fiscal 2001 is consistent with the effective rate for the fiscal year ended June 30, 2000.

NET INCOME AND NET INCOME PER SHARE for the three months ended September 30, 2000 was $0.9 million, or $0.11 per diluted share, compared to $0.8 million, or $0.10 per diluted share, for the three months ended September 30, 1999. The increase in net income and income per share for the three months ended September 30, 2000 compared to 1999 is attributable to reduced selling, general, administrative and interest expenses which offset the lower gross profit in the TTF segment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In February 2000, the Company announced an investment program of approximately $5.0 million over the following eighteen months for the purchase of state-of-the-art equipment for holographic origination, production and converting. The investments are being made in Foilmark's security and packaging holographic operations. Primary funding for the expansion is through the issuance of $4.5 million tax-exempt bonds from the New Jersey Economic Development Authority. All of the bonds were purchased by one of Foilmark's banks on June 1, 2000. The bonds are payable in equal principal payments over eight years. During the three months ended September 30, 2000, the Company made capital expenditures of $1,328,608. As of September 30, 2000, the Company had $2,631,387 remaining in restricted cash to purchase qualified equipment using the bond proceeds.

At September 30, 2000, the Company had working capital of $20.2 million and tangible net worth of $23.7 million, compared to $19.8 million and $22.7 million, respectively, at June 30, 2000. Total availability under its line of credit at September 30, 2000 was $10.5 million. The Company expects that cash from operations and the credit facility will be sufficient to meet its operating needs for the foreseeable future. At September 30, 2000, the Company was in compliance with all covenants of the loan agreements.

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


ITEM 2 -  CHANGES IN SECURITIES                                   Not Applicable


ITEM 3 -  DEFAULTS UPON SENIOR SECURITY                           Not Applicable


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Not Applicable


ITEM 5 -  OTHER INFORMATION                                       Not Applicable


ITEM 6 -  OTHER PROCEEDINGS

          (a)    Exhibits
                 Schedule of Financial Data

          (b)    Reports on Form 8-K
                 None

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 7a has been disclosed in Item 7a of the Company's Annual Report on Form 10-K for the year ended June 30, 2000. There has been no material change in the disclosure regarding market risk.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FOILMARK, INC.
                                           (Registrant)



Date:  November 7, 2000                    /s/  Frank J. Olsen, Jr.
                                           ----------------------------
                                           Frank J. Olsen, Jr.
                                           President and
                                           Chief Executive Officer



Date:  November 7, 2000                    /s/  Philip Leibel
                                           ----------------------------
                                           Philip Leibel
                                           Vice President-Finance and
                                           Chief Financial Officer