Form 10-Q
period 2000-12-31
FOILMARK INC
filed 2001-02-08
CIK 914066

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 2001.

         Title                                           Outstanding

         $.01 par value common stock                     8,052,017

                                 FOILMARK, INC.
                               INDEX TO FORM 10-Q
                                                                            PAGE
INDEX                                                                          2


PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements
         Consolidated Balance Sheets - December 31, 2000 (Unaudited)
             and June 30, 2000                                                 3

         Consolidated Statements of Earnings for the Three and
             Six Months Ended December 31, 2000 and
             December 31, 1999 (Unaudited)                                     4

         Consolidated Statements of Cash Flows for the Six Months Ended
             December 31, 2000 and December 31, 1999 (Unaudited)               5

         Notes to Consolidated Financial Statements (Unaudited)              6-7

         Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-10



PART II - OTHER INFORMATION:

         Item 1 - Legal Proceedings                                           11

         Item 2 - Changes in Securities                                       11

         Item 3 - Defaults Upon Senior Security                               11

         Item 4 - Submission of Matters to Vote of Security Holders           11

         Item 5 - Other Information                                           11

         Item 6 - Other Proceedings                                           11

         Item 7a - Quantitative and Qualitative Disclosures About
                   Market Risk                                                11

         Signatures                                                           12

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     December 31, 2000     June 30, 2000
                                                                     -----------------     -------------
                                                                        (Unaudited)
ASSETS
------

CURRENT ASSETS:
       Cash                                                             $    128,410       $  1,172,651
       Accounts receivable - trade (less allowance for doubtful
          accounts of $808,000 and $934,000, respectively)                 9,723,131         10,583,564
       Inventories                                                        17,328,418         15,718,172
       Other current assets                                                1,198,329            965,180
       Income taxes receivable                                                44,015             45,800
       Deferred income taxes                                               1,396,932          1,396,932
                                                                        ------------       ------------
                   Total current assets                                   29,819,235         29,882,299

Property, plant and equipment, net                                        16,256,806         15,390,716
Bond and mortgage financing costs, net                                       258,453            284,495
Intangible assets, net                                                     3,742,191          3,872,961
Restricted cash                                                            2,330,744          3,062,388
Other assets                                                                 150,355            183,096
Notes receivable                                                             965,963          1,032,816
                                                                        ------------       ------------
                                                                        $ 53,523,747       $ 53,708,771
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Current installments of notes payable to stockholders            $    105,915       $    123,062
       Current installments of other long-term debt                        1,823,402          1,827,197
       Accounts payable                                                    3,785,395          3,809,306
       Accrued expenses                                                    2,635,986          3,248,246
       Income taxes payable                                                   91,893               --
       Merger integration costs and related liabilities                      810,347            985,712
       Customer deposits                                                      54,426            113,493
                                                                        ------------       ------------
                   Total current liabilities                               9,307,364         10,107,016

LONG-TERM DEBT:
       Notes payable to stockholders, net of current installments            301,535            348,819
       Other long-term debt, net of current installments                  14,106,545         14,604,349
                                                                        ------------       ------------
                                                                          14,408,080         14,953,168

Deferred income taxes                                                      1,786,232          1,788,908

STOCKHOLDERS' EQUITY:
       Preferred stock ($.01 par value; 500,000 shares authorized;
          0 shares outstanding)                                                 --                 --
       Common stock ($.01 par value; 15,000,000 shares authorized:
          8,088,013 and 8,035,683 shares issued, respectively)                80,880             80,357
       Additional paid-in capital                                         21,518,568         21,422,800
       Retained earnings                                                   6,668,301          5,525,864
       Treasury stock, at cost (39,200 shares)                              (127,693)          (127,693)
       Accumulated other comprehensive loss                                 (117,985)           (41,649)
                                                                        ------------       ------------
                   Total stockholders' equity                             28,022,071         26,859,679
                                                                        ------------       ------------

                                                                        $ 53,523,747       $ 53,708,771
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
          for the Three and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                   THREE MONTHS ENDED DECEMBER 31,        SIX MONTHS ENDED DECEMBER 31,
                                                       2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
Net sales                                          $ 15,261,106       $ 16,048,647       $ 31,928,932       $ 32,371,612
Cost of sales                                        11,174,840         11,022,554         23,180,191         22,398,663
                                                   ------------       ------------       ------------       ------------

       Gross profit                                   4,086,266          5,026,093          8,748,741          9,972,949

Selling, general & administrative expenses            3,517,679          3,560,585          6,603,134          7,023,546

                                                   ------------       ------------       ------------       ------------
Income from operations                                  568,587          1,465,508          2,145,607          2,949,403

Other income (expense):
       Interest expense - net                          (208,043)          (218,017)          (381,666)          (433,293)
       Other income (expense)                             1,112            (20,838)             2,496            (11,642)
                                                   ------------       ------------       ------------       ------------
Income before taxes                                     361,656          1,226,653          1,766,437          2,504,468

Provision for income taxes                             (123,000)          (466,000)          (624,000)          (952,000)

                                                   ------------       ------------       ------------       ------------
Net income                                         $    238,656       $    760,653       $  1,142,437       $  1,552,468
                                                   ============       ============       ============       ============


Weighted average shares outstanding (basic)           8,044,026          7,914,275          8,024,714          7,909,548
Weighted average shares outstanding (diluted)         8,421,457          8,180,622          8,405,839          8,183,834

Earnings per share - basic                         $       0.03       $       0.10       $       0.14       $       0.20
Earnings per share - diluted                       $       0.03       $       0.09       $       0.14       $       0.19





                 See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION

                         FOILMARK, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                               SIX MONTHS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  1,142,437       $  1,552,468
    Adjustments to reconcile net income to net cash provided
           by operating activities:
        Depreciation                                                            1,660,396          1,480,900
        Amortization                                                              184,155            169,894
        Provision for doubtful accounts                                          (125,522)            39,932
        Change in assets and liabilities:
           Decrease in accounts receivable                                        944,735            443,041
           Increase in inventories                                             (1,628,309)          (851,156)
           Decrease in income taxes receivable                                      1,785               --
           Increase in notes receivable and other assets                         (165,695)          (441,216)
           Decrease in customer deposits                                          (59,067)              (590)
           Decrease in accounts payable and accrued expenses                     (617,915)           (81,875)
           Increase (decrease) in income taxes payable                             94,428            (97,081)
           Decrease in merger integration costs and related liabilities          (175,365)           (45,442)
                                                                             ------------       ------------
        Net cash provided by operating activities                               1,256,063          2,168,875
                                                                             ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                   (2,562,983)        (1,249,858)
        Decrease (increase) in restricted cash                                    731,644           (200,000)
                                                                             ------------       ------------
        Net cash used in investing activities                                  (1,831,339)        (1,449,858)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of notes payable to stockholders                                 (64,431)           (60,699)
        Proceeds of other long-term debt                                             --            5,019,725
        Payments of other long-term debt                                         (501,599)        (6,572,481)
        Treasury stock purchase                                                      --              (59,088)
        Proceeds from exercise of stock options                                    96,291             34,948
                                                                             ------------       ------------
        Net cash used in financing activities                                    (469,739)        (1,637,595)
                                                                             ------------       ------------

    Effect of exchange rate changes on cash                                           774             51,784
                                                                             ------------       ------------

    Net decrease in cash                                                       (1,044,241)          (866,794)
    Cash - beginning of period                                                  1,172,651          1,326,231
                                                                             ------------       ------------
    Cash - end of period                                                     $    128,410       $    459,437
                                                                             ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION CASH
PAID DURING THE PERIOD FOR:

        Interest                                                             $    532,206       $    326,250
        Income taxes                                                         $    572,589       $  1,366,523

          See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries ("Foilmark" or the "Company") for the three and six month periods ended December 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 21, 2000, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and six months ended December 31, 2000 are not necessarily indicative of the operating results for the remainder of the year.

2. On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and $4,753,718 in cash. As of December 31, 2000, accrued merger integration costs totaled $810,347, a decrease of $175,365 from $985,712 at June 30, 2000. These remaining accrued costs are principally related to costs associated with lease terminations, expected to be paid out during the term of the underlying lease agreements, and personnel costs, expected to be paid out during the term of the underlying employment agreements. The decrease is due to payments made during the fiscal 2001 period against the accrued merger integration liability account.

3. The composition of inventories as of December 31, 2000 and June 30, 2000 was as follows:

                                December 31, 2000         June 30, 2000
                                -----------------         -------------
                                   (unaudited)
     Raw Materials                $   4,426,073           $   4,825,060
     Work in Process                  3,207,029               2,179,317
     Finished Goods                   9,695,316               8,713,795
                                  -------------           -------------
           Total                  $  17,328,418           $  15,718,172
                                  =============           =============

4. The following table sets forth the segment financial information for the three months ended December 31, 2000 and 1999, respectively:

                                                                           Pad Print     Corporate and
                                               TTF        Holography     and Supplies     Unallocated        Total
                                               ---        ----------     ------------     -----------        ------
     Sales to External Customers    2000    7,693,455      6,287,310       1,280,341             --         15,261,106
                                    1999    8,636,824      5,673,075       1,738,748             --         16,048,647

     Segment Profit (Loss)          2000      (69,625)       713,538         (13,627)       (268,630)          361,656
                                    1999      109,347      1,337,439          83,946        (304,079)        1,226,653

     The following table sets forth the segment financial information for the six months ended December 31, 2000 and 1999, respectively:

                                                                           Pad Print     Corporate and
                                               TTF        Holography     and Supplies     Unallocated        Total
                                               ---        ----------     ------------     -----------        ------
     Sales to External Customers    2000   16,012,436     12,979,373       2,937,123             --         31,928,932
                                    1999   17,304,871     11,699,557       3,367,184             --         32,371,612

     Segment Profit (Loss)          2000      147,708      1,952,725         171,066        (505,062)        1,766,437
                                    1999    1,117,095      1,916,158          (4,146)       (524,639)        2,504,468

5. Accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets represents the effect of the change in foreign currency exchange rates. Comprehensive income for the three and six month periods ended December 31, 2000 was $243,102 and $1,066,101, respectively. Comprehensive income for the three and six months ended December 31, 1999 was $875,486 and $1,685,456, respectively.

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

     A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted income per share for the three and six months ended December 31, 2000 and 1999 is as follows:

                                          3 Mos. Ended    3 Mos. Ended    6 Mos. Ended    6 Mos. Ended
                                            12/31/00        12/31/99        12/31/00        12/31/99
                                           ----------      ----------      ----------      ----------
     Weighted Average Shares--Basic         8,044,026       7,914,275       8,024,714       7,909,548
     Effect of Dilutive Stock Options         377,431         266,347         381,125         274,286
                                           ----------      ----------      ----------      ----------
     Weighted Average Shares--Diluted       8,421,457       8,180,622       8,405,839       8,183,834
                                           ==========      ==========      ==========      ==========

     Weighted average outstanding options to purchase shares of common stock of approximately 296,000 shares and 429,000 shares for the three and six months ended December 31, 2000, respectively, were not included in the computations of diluted earnings per share because their effect would be anti-dilutive.

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

NET SALES for the three months ended December 31, 2000 were $15.3 million, compared to $16.0 million for the same three month period in 1999. The decrease of 4.9% was the result of a decline in the thermal transfer films (TTF) segment of 10.9% and 26.3% in the pad print segment. These decreases were partially offset by a 10.8% increase in the holographic segment. The decline in TTF and pad print sales was primarily attributable to the economic slowdown, which began to affect customers' purchases at the beginning of the quarter. Additionally, TTF export sales were down due to the strength of the dollar in relation to the Euro and other currencies. Pad print machinery sales were also impacted by the economic slowdown, coupled with European competitors taking advantage of the weakness in the Euro.

Holography sales were strong during this quarter, as demand for the Company's security and packaging products increased. There were some capacity constraints in the holographic packaging products due to the late delivery of new production equipment. The equipment has now been installed and is available for the second half of the fiscal year.

Sales of the holographic segment accounted for 41% of total sales in this quarter, up from 35% in fiscal 2000.

Revenues for the six months ended December 31, 2000 were $31.9 million, compared to $32.4 million for the six months ended December 31, 1999, a decline of 1.5%. The decrease is attributable to the softness in the TTF segment for most of the six month period.

GROSS PROFIT declined to 26.8% for the three months ended December 31, 2000, compared to 31.3% for the three months ended December 31, 1999. The decrease in gross profit was primarily due to the impact of rising oil prices affecting the TTF segment and other raw material costs that could not be entirely passed on to customers due to the weak demand for TTF products during the quarter. In addition, the weak Euro necessitated offering special discounts to European customers of TTF products in order to maintain market share.

Gross profit was also negatively impacted in the holography segment by limitations in equipment availability, causing some production inefficiencies. The Company expects improvements in efficiencies when the new equipment is placed in service in the second half of fiscal 2001.

Gross profit for the six months ended December 31, 2000 was 27.4%, compared to 30.8% for the comparable 1999 six month period. The decrease in gross profit was also the result of higher manufacturing costs in the TTF segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES declined to $3.5 million for the three months ended December 31, 2000, compared to $3.6 million for the corresponding three month period in 1999. The decrease was due primarily to the elimination of certain duplications in salesmen's expenses that had occurred as a result of the HoloPak merger.

Expenses for the six months ended December 31, 2000 were $6.6 million, down from $7.0 million from the prior year's six months. This decrease of $0.4 million resulted from streamlining operations through the elimination of duplication after the completion of the April 1999 merger with HoloPak.

INCOME FROM OPERATIONS declined to $0.6 million from $1.5 million for the three months ended December 31, 2000, compared to the corresponding three month period in 1999. The decline in income from operations was a result of the 4.9% decrease in net sales, along with the reduction in gross profit from 31.3% in the second quarter of 1999 to 26.8% in the current quarter.

For the six months ended December 31, 2000, income from operations declined to $2.1 million from $2.9 million for the six months ended December 31, 1999. The decrease in income from operations was directly due to the decline in gross profit.

INTEREST EXPENSE net of interest income decreased by $10,000 to $208,000 for the three months ended December 31, 2000, compared to $218,000 for the three month period ending December 31, 1999. The reduction in interest expense is due to a lower rate of interest on $4.2 million of long-term debt (representing tax-exempt bonds at a fixed interest rate of 5.85%) existing at December 31, 2000, compared to December 1999. Additionally, interest income was earned on restricted cash, which offset the interest expense on the long-term debt.

Interest expense declined to $382,000 for the six months ended December 31, 2000 from $433,000 from the 1999 six month period, as a result of lower prevailing interest rates in 2000 compared to 1999.

PROVISION FOR INCOME TAXES totaled $123,000 for the three months ended December 31, 2000, compared to $466,000 for the comparable period in 1999. The effective rate used for the second quarter of fiscal 2001 was 34% and 35.3% for the six months ended December 31, 2000, compared to 38% for the three and six months ended December 31, 1999. The decrease in the effective rate used for fiscal year 2001 is in line with the actual effective rate used for the fiscal year ended June 30, 2000.

NET INCOME AND NET INCOME PER SHARE for the three months ended December 31, 2000 was $0.2 million, or $0.03 per diluted share, compared to $0.8 million, or $0.09 per diluted share, for the three months ended December 31, 1999. The decrease in net income and income per share for the three months ended December 31, 2000, compared to 1999, is attributable to the reduction in sales and lower gross profit in the TTF and pad print segments.

For the six months ended December 31, 2000, net income was $1.1 million, or $0.14 per diluted share, compared to $1.6 million, or $0.19 per diluted share, for the six months ended December 31, 1999. The decline in net income and net income per share was attributable to the lower gross profit and lower revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In February 2000, the Company announced an investment program of approximately $5.0 million over the following eighteen month period for the purchase of state-of-the-art equipment for holographic origination, production and converting. The investments are being made in Foilmark's security and packaging holographic operations. Primary funding for the expansion is through the issuance of $4.5 million tax-exempt bonds from the New Jersey Economic Development Authority. All of the bonds were purchased by one of Foilmark's banks on June 1, 2000. The bonds are payable in equal principal payments over eight years. During the six months ended December 31, 2000, the Company made capital expenditures of $2,562,983. As of December 31, 2000, the Company had $2,330,744 remaining in restricted cash to purchase qualified equipment using the bond proceeds.

At December 31, 2000, the Company had working capital of $20.5 million and tangible net worth of $24.0 million, compared to $19.8 million and $22.7 million, respectively, at June 30, 2000. Total availability under the Company's line of credit at December 31, 2000 was $10.0 million. The Company expects that cash from operations and the credit facility will be sufficient to meet its operating needs for the foreseeable future. At December 31, 2000, the Company was in compliance with all covenants of the loan agreements.

PART II - OTHER INFORMATION



ITEM 1 -  LEGAL PROCEEDINGS                                       Not Applicable


ITEM 2 -  CHANGES IN SECURITIES                                   Not Applicable


ITEM 3 -  DEFAULTS UPON SENIOR SECURITY                           Not Applicable


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on November 14, 2000 for the following purposes: to elect each of Edward Sullivan, James Rooney and Michael Mathews as directors of the Company; and to approve KPMG LLP as the Company's independent auditors for the fiscal year ended June 30, 2001.

1. With respect to the proposal to elect each of Edward Sullivan, James Rooney and Michael Mathews as directors of the Company, there were votes cast for the nominees as follows:

                                            Votes Cast For        Votes Withheld
                                            --------------        --------------
                   Edward Sullivan             7,113,150              57,747
                   James Rooney                7,112,850              58,857
                   Michael Mathews             7,113,136              57,747

2. With respect to the proposal to approve KPMG LLP as the Company's independent auditors for the fiscal year ended June 30, 2001, there were 7,147,121 votes cast for this proposal, 22,217 votes cast against this proposal and 1,567 votes abstaining. There were no broker non-votes with respect to any of the proposals.


ITEM 5 -  OTHER INFORMATION                                       Not Applicable


ITEM 6 -  OTHER PROCEEDINGS

          (a)   Reports on Form 8-K
                None

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




                                              FOILMARK, INC.
                                              (Registrant)



Date:  February 8, 2001                       /s/  Frank J. Olsen, Jr.
                                              ----------------------------
                                              Frank J. Olsen, Jr.
                                              President and
                                              Chief Executive Officer



Date:  February 8, 2001                       /s/  Philip Leibel
                                              ----------------------------
                                              Philip Leibel
                                              Vice President-Finance and
                                              Chief Financial Officer