Form 10-Q
period 2001-03-31
FOILMARK INC
filed 2001-05-07
CIK 914066

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes  [X]       No  [_]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

     Indicate by checkmark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [_]       No  [_]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of April 30, 2001.

     Title                                                 Outstanding

     $.01 par value common stock                           8,065,478
================================================================================

                                 FOILMARK, INC.

                               INDEX TO FORM 10-Q


INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements
         Consolidated Balance Sheets - March 31, 2001
         (Unaudited) and June 30, 2000                                        3

         Consolidated Statements of Earnings for the
         Three and Nine Months Ended March 31, 2001
         and March 31, 2000 (Unaudited)                                       4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2001 and
         March 31, 2000 (Unaudited)                                           5

         Notes to Consolidated Financial Statements (Unaudited)             6-8

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9-10

PART II - OTHER INFORMATION:

         Item 1 - Legal Proceedings                                          11

         Item 2 - Changes in Securities                                      11

         Item 3 - Defaults Upon Senior Security                              11

         Item 4 - Submission of Matters to Vote of Security Holders          11

         Item 5 - Other Information                                          11

         Item 6 - Other Proceedings                                          11

         Item 7a - Quantitative and Qualitative Disclosures
                   About Market Risk                                         11

         Signatures                                                          12

PART I - FINANCIAL INFORMATION


                        FOILMARK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31, 2001         JUNE 30, 2000
                                                                                   --------------         -------------
                                                                                     (UNAUDITED)
ASSETS
------

CURRENT ASSETS:
       Cash                                                                        $   1,387,568          $   1,172,651
       Accounts receivable - trade (less allowance for doubtful
          accounts of $655,000 and $934,000, respectively)                             9,212,509             10,583,564
       Inventories                                                                    19,234,203             15,718,172
       Other current assets                                                            1,438,259                965,180
       Income taxes receivable                                                                --                 45,800
       Deferred income taxes                                                           1,396,932              1,396,932
                                                                                   --------------         -------------
                   Total current assets                                               32,669,471             29,882,299

Property, plant and equipment, net                                                    17,391,818             15,390,716
Bond and mortgage financing costs, net                                                   245,632                284,495
Intangible assets, net                                                                 3,676,580              3,872,961
Restricted cash                                                                        1,016,753              3,062,388
Other assets                                                                             134,355                183,096
Notes receivable                                                                         940,819              1,032,816
                                                                                   --------------         -------------
                                                                                   $  56,075,428          $  53,708,771
                                                                                   ==============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Current installments of notes payable to stockholders                       $      96,229          $     123,062
       Current installments of other long-term debt                                    1,687,043              1,827,197
       Accounts payable                                                                5,551,164              3,809,306
       Accrued expenses                                                                3,052,813              3,248,246
       Income taxes payable                                                               44,998                     --
       Merger integration costs and related liabilities                                  737,080                985,712
       Customer deposits                                                                  47,904                113,493
                                                                                   --------------         -------------
                   Total current liabilities                                          11,217,231             10,107,016

LONG-TERM DEBT:
       Notes payable to stockholders, net of current installments                        293,186                348,819
       Other long-term debt, net of current installments                              14,421,582             14,604,349
                                                                                   --------------         -------------
                                                                                      14,714,768             14,953,168

Deferred income taxes                                                                  1,779,747              1,788,908

STOCKHOLDERS' EQUITY:
       Preferred stock ($.01 par value; 500,000 shares authorized;
          0 shares outstanding)                                                               --                     --
       Common stock ($.01 par value; 15,000,000 shares authorized:
          8,092,572 and 8,035,683 shares issued, respectively)                            80,926                 80,357
       Additional paid-in capital                                                     21,543,745             21,422,800
       Retained earnings                                                               7,188,559              5,525,864
       Treasury stock, at cost (39,200 shares)                                          (127,693)              (127,693)
       Accumulated other comprehensive loss                                             (321,855)               (41,649)
                                                                                   --------------         -------------
                   Total stockholders' equity                                         28,363,682             26,859,679
                                                                                   --------------         -------------
                                                                                   $  56,075,428          $  53,708,771
                                                                                   ==============         =============

          See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION


                         FOILMARK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,
                                                           2001            2000             2001            2000
                                                      -------------   -------------     -------------   -------------
Net sales                                             $  16,640,678   $  16,915,235     $  48,569,610   $  49,286,847
Cost of sales                                            12,171,905      11,357,179        35,352,096      33,755,842
                                                      -------------   -------------     -------------   -------------

         Gross profit                                     4,468,773       5,558,056        13,217,514      15,531,005

Selling, general & administrative expenses                3,461,395       3,752,213        10,064,529      10,775,759
                                                      -------------   -------------     -------------   -------------
Income from operations                                    1,007,378       1,805,843         3,152,985       4,755,246

Other income (expense):
         Interest expense - net                            (190,977)       (204,822)         (572,643)       (638,115)
         Other income                                           857          12,654             3,353           1,012
                                                      -------------   -------------     -------------   -------------
Income before taxes                                         817,258       1,613,675         2,583,695       4,118,143

Provision for income taxes                                 (297,000)       (612,895)         (921,000)     (1,564,895)
                                                      -------------   -------------     -------------   -------------
Net income                                            $     520,258   $   1,000,780     $   1,662,695   $   2,553,248
                                                      =============   =============     =============   =============


Weighted average shares outstanding (basic)               8,054,272       7,944,025         8,034,423       7,920,957
Weighted average shares outstanding (diluted)             8,375,046       8,297,449         8,396,055       8,231,569

Earnings per share - basic                            $        0.06   $        0.13     $        0.21   $        0.32
Earnings per share - diluted                          $        0.06   $        0.12     $        0.20   $        0.31











                 See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION


                         FOILMARK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                       2001                2000
                                                                                    -----------         -----------
Cash flows from operating activities:
Net income                                                                          $ 1,662,695         $ 2,553,248
      Adjustments to reconcile net income to net cash provided
              by operating activities:
           Depreciation                                                               2,509,892           2,182,165
           Amortization                                                                 275,533             255,191
           Provision for doubtful accounts                                             (278,936)             39,932
           Deferred taxes                                                                    --             (53,791)
           Change in assets and liabilities:
              Decrease (increase) in accounts receivable                              1,532,621            (256,801)
              Increase in inventories                                                (3,566,978)         (2,616,619)
              Decrease in income taxes receivable                                        45,800                   -
              Increase in notes receivable and other assets                            (388,330)           (376,774)
              (Decrease) increase in customer deposits                                  (65,589)             20,123
              Increase in accounts payable and accrued expenses                       1,610,054             646,658
              Increase in income taxes payable                                           51,073             385,469
              Decrease in merger integration costs and related liabilities             (248,632)           (511,494)
                                                                                    -----------         -----------
           Net cash provided by operating activities                                  3,139,203           2,267,307
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                      (4,633,708)         (2,562,855)
           Decrease (increase) in restricted cash                                     2,045,635            (300,000)
                                                                                    -----------         -----------
           Net cash used in investing activities                                     (2,588,073)         (2,862,855)
                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments of notes payable to stockholders                                    (82,466)            (77,692)
           Proceeds of other long-term debt                                             690,000           5,769,725
           Payments of other long-term debt                                          (1,012,921)         (6,011,684)
           Treasury stock purchase                                                           --             (76,589)
           Proceeds from exercise of stock options                                      121,514             113,751
                                                                                    -----------         -----------
           Net cash used in financing activities                                       (283,873)           (282,489)
                                                                                    -----------         -----------

      Effect of exchange rate changes on cash                                           (52,340)              4,582
                                                                                    -----------         -----------

      Net increase (decrease) in cash                                                   214,917            (873,455)
      Cash - beginning of period                                                      1,172,651           1,326,231
                                                                                    -----------         -----------
      Cash - end of period                                                          $ 1,387,568         $   452,776
                                                                                    ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION CASH PAID DURING THE PERIOD FOR:
           Interest                                                                 $   781,824         $   542,303
           Income taxes                                                             $   862,727         $ 1,486,713



           See accompanying notes to consolidated financial statements.

                                 FOILMARK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1. The accompanying consolidated financial statements of Foilmark, Inc., and subsidiaries ("Foilmark" or the "Company") for the three and nine month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements have not been audited by independent public accountants but include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. These consolidated financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, dated September 21, 2000, as filed with the Securities and Exchange Commission, a copy of which is available from the Company upon request. The results for the three and nine months ended March 31, 2001 are not necessarily indicative of the operating results for the remainder of the year.

2. On April 23, 1999, HoloPak Technologies, Inc., merged into a subsidiary of Foilmark. HoloPak shareholders received 1.11 shares of Foilmark common stock, par value $0.01 per share, plus $1.42 in cash for each share of HoloPak common stock, or a total of 3,715,935 shares of common stock and $4,753,718 in cash. As of March 31, 2001, accrued merger integration costs totaled $737,080, a decrease of $248,632 from $985,712 at June 30, 2000. These remaining accrued costs are principally related to costs associated with lease terminations, expected to be paid out during the term of the underlying lease agreements, and personnel costs, expected to be paid out during the term of the underlying employment agreements. The decrease is due to payments made during the fiscal 2001 period against the accrued merger integration liability account.

3. The composition of inventories as of March 31, 2001 and June 30, 2000 was as follows:
                                   March 31, 2001        June 30, 2000
                                   --------------        -------------
                                     (unaudited)
          Raw Materials            $    5,000,892        $   4,825,060
          Work in Process               3,846,841            2,179,317
          Finished Goods               10,386,470            8,713,795
                                   --------------        -------------
                Total              $   19,234,203        $  15,718,172
                                   ==============        =============

4. The following table sets forth the segment financial information for the three months ended March 31, 2001 and 2000, respectively:

                                                                                   Pad Print       Corporate and
                                                     TTF         Holography       and Supplies      Unallocated          Total
                                                  ---------      ----------       ------------      -----------       ----------
       Sales to External Customers      2001      8,419,368       6,757,300        1,464,010             --           16,640,678
                                        2000      8,779,243       6,416,074        1,719,918             --           16,915,235

       Segment Profit (Loss)            2001         40,643         928,657          (81,647)         (70,395)           817,258
                                        2000        418,673       1,342,296          111,622         (258,916)         1,613,675

       The following table sets forth the segment financial information for the nine months ended March 31, 2001 and 2000, respectively:

                                                                                   Pad Print       Corporate and
                                                     TTF         Holography       and Supplies      Unallocated          Total
                                                  ---------      ----------       ------------      -----------       ----------
       Sales to External Customers      2001     24,431,804      19,736,673        4,401,133             --           48,569,610
                                        2000     26,084,114      18,115,631        5,087,102             --           49,286,847

       Segment Profit (Loss)            2001        188,351       2,881,382           89,419         (575,457)         2,583,695
                                        2000      1,535,768       3,258,454          107,476         (783,555)         4,118,143

5. Accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets represents the effect of the change in foreign currency exchange rates. Comprehensive income for the three and nine month periods ended March 31, 2001 was $316,388 and $1,382,489, respectively. Comprehensive income for the three and nine months ended March 31, 2000 was $963,661 and $2,649,117, respectively.

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

       A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted income per share for the three and nine months ended March 31, 2001 and 2000 is as follows:

                                                      3 Mos. Ended          3 Mos. Ended          9 Mos. Ended         9 Mos. Ended
                                                        3/31/01               3/31/00               3/31/01              3/31/00
                                                       ---------             ---------             ---------            ---------
       Weighted Average Shares--Basic                  8,054,272             7,944,025             8,034,423            7,920,957
       Effect of Dilutive Stock Options                  320,774               353,424               361,632              310,612
                                                       ---------             ---------             ---------            ---------
       Weighted Average Shares--Diluted                8,375,046             8,297,449             8,396,055            8,231,569
                                                       =========             =========             =========            =========

       Weighted average outstanding options to purchase shares of common stock of approximately 482,000 shares and 430,000 shares for the three and nine months ended March 31, 2001, respectively, were not included in the computations of diluted earnings per share because their effect would be anti-dilutive.

7. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on July 1, 2000. Since the Company does not have any derivatives and does not engage in hedging activities, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

8. On April 10, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Illinois Tool Works Inc. ("ITW") and Dudley Acquisition Inc. ("Purchaser"), pursuant to which ITW and Purchaser agreed to acquire all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company at a price of $6.36 per share. On April 20, 2001, Purchaser and ITW commenced a tender offer to purchase all such shares. The initial tender period will expire on May 17, 2001 at midnight. Upon successful completion of the tender offer, it is contemplated that the Company will merge with and into Purchaser and operate as a wholly owned subsidiary of ITW.

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

NET SALES for the three months ended March 31, 2001 were $16.6 million, a decrease of 1.6%, or $0.3 million, compared to the same three month period in 2000. Sales for the nine months ended March 31, 2001 were $48.6 million, compared to $49.3 for the same nine month period in 2000. Net sales for the nine month period ended March 31, 2001, compared to the same nine month period in 2000, declined by 1.5%.

The decrease in net sales for both the three and nine month periods ended March 31, 2001 was directly attributable to the economic slowdown, which began to affect customers' purchases beginning in November 2000 and continuing through the third quarter of fiscal 2001. The thermal transfer film (TTF) segment and the pad print segment were particularly affected by the general business slowdown. Sales in the TTF segment declined by 4.1% and in the pad print segment by 14.9%, from sales in the same three month period ended March 31, 2000. Sales in the holographic segment, which consist of the security and packaging product lines, increased by 5.3%, from sales in the third quarter of fiscal 2000.

The decline in net sales for the nine month period ended March 31, 2001, compared to the same nine month period in fiscal 2000, was also the result of softness in both the TTF and pad print segments. Sales declined in both segments by 6.3% and 13.5%, respectively, in the nine month period ended March 31, 2001 from the nine months ended March 31, 2000. Holographic sales increased by 9.0% in the nine month period ended March 31, 2001 from the comparable nine month period in fiscal 2000.

GROSS PROFIT declined to 26.9% for the three months ended March 31, 2001 from 32.9% for the three months ended March 31, 2000. The decrease in gross profit was primarily due to the impact of rising oil prices affecting the TTF segment and other raw material costs that could not be passed on to customers due to the weak demand for TTF products that existed during this three month period.

Gross profit for the nine months ended March 31, 2001 was 27.2%, compared to 31.5% for the comparable nine month period in fiscal 2000. The decrease in gross profit was the result of higher manufacturing costs in the TTF segment and limitations in equipment availability in the holography segment causing some production inefficiencies. The Company expects improvements in efficiencies when the new equipment is placed in service beginning in the fourth quarter of fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES declined to $3.5 million and $10.0 million, respectively, for the three and nine months ended March 31, 2001 from $3.8 million and $10.8 million, respectively, for the corresponding three and nine month periods in fiscal 2000. The decrease was due to a reduction in sales commissions and expenses commensurate with lower sales activity in the TTF and pad print segments, lower workers' compensation insurance rates as a result of improved experience, and a decline from the unusually high legal fees incurred in the three and nine month periods ending March 31, 2000, as a result of the defense of three lawsuits that were all settled during fiscal 2000.

INCOME FROM OPERATIONS declined to $1.0 million from $1.8 million for the three months ended March 31, 2001, compared to the corresponding three month period in 2000. The decline in income from operations was a result of the 1.6% decrease in net sales, along with the reduction in gross profit from 32.9% in the third quarter of fiscal 2000, compared to 26.9% in the current quarter.

For the nine months ended March 31, 2001, income from operations declined to $3.2 million from $4.8 million for the nine months ended March 31, 2000. The decrease in income from operations was directly due to the decline in gross profit.

INTEREST EXPENSE net of interest income decreased to $191,000 for the three months ended March 31, 2001, compared to $205,000 for the three months ended March 31, 2000. The reduction in interest expense is the result of the lower prevailing interest rates at March 31, 2001, compared to March 31, 2000. Additionally, interest income was earned on restricted cash, which offset the interest expense on the long-term debt.

Interest expense declined to $573,000 for the nine months ended March 31, 2001 from $638,000 for the nine months ended March 31, 2000, as a result of lower prevailing interest rates in 2001, compared to 2000.

PROVISION FOR INCOME TAXES totaled $297,000 for the three months ended March 31, 2001, compared to $613,000 for the comparable period in fiscal 2000. The effective rate used was 36.3% for the third quarter of fiscal 2001 and 35.6% for the nine months ended March 31, 2001, compared to 38% for the three and nine month periods ended March 31, 2000. The decrease in the effective rate used for fiscal 2001 is in line with the actual effective rate for the fiscal year ended June 30, 2000.

NET INCOME AND NET INCOME PER SHARE for the three months ended March 31, 2001 was $0.5 million, or $0.06 per diluted share, compared to $1.0 million, or $0.12 per diluted share, for the three months ended March 31, 2000.

For the nine months ended March 31, 2001, net income was $1.7 million, or $0.20 per diluted share, compared to $2.6 million, or $0.31 per diluted share, for the nine months ended March 31, 2000. The decline in net income and net income per share was attributable to lower gross profit and lower revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2001, the Company had working capital of $21.5 million and tangible net worth of $24.4 million, compared to $19.8 million and $22.7 million, respectively, at June 30, 2000. Total availability under the Company's line of credit at March 31, 2001 was $9.5 million. The Company expects that cash from operations and the credit facility will be sufficient to meet its operating needs for the foreseeable future. At March 31, 2001, the Company was in compliance with all covenants of the loan agreements. The increase in inventory is the result of anticipated sales for the fiscal year 2001 third quarter that did not materialize due to weakness primarily in the thermal transfer film segment. It is expected that the inventory will be substantially reduced by June 30, 2001.

SUBSEQUENT EVENTS
-----------------

On April 10, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Illinois Tool Works Inc. ("ITW") and Dudley Acquisition Inc. ("Purchaser"), pursuant to which ITW and Purchaser agreed to acquire all of the issued and outstanding shares of common stock, par value $.01 per share, of the Company at a price of $6.36 per share. On April 20, 2001, Purchaser and ITW commenced a tender offer to purchase all such shares. The initial tender period will expire on May 17, 2001 at midnight. Upon successful completion of the tender offer, it is contemplated that the Company will merge with and into Purchaser and operate as a wholly owned subsidiary of ITW.

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




                                    FOILMARK, INC.
                                    (Registrant)



Date: April   , 2001                /s/  Frank J. Olsen, Jr.
                                    ---------------------------------------
                                    Frank J. Olsen, Jr.
                                    President and
                                    Chief Executive Officer



Date:  April   , 2001               /s/  Philip Leibel
                                    ---------------------------------------
                                    Philip Leibel
                                    Vice President-Finance and
                                    Chief Financial Officer